Form 10-Q
period 1996-06-30
FINISHMASTER INC
filed 1996-08-14
CIK 917321

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                         Commission File Number 0-23222


                               FINISHMASTER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    MICHIGAN                                38-2252096
         (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)


              4259 40th Street, SE
               Kentwood, Michigan                              49512
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


Registrant's Telephone Number, including area code:(616) 949-7604



Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

     Yes  X    No
         ---     ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at August 1, 1996
                  -----                  -----------------------------
              Common Stock                     6,000,140 shares

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                              FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        FINISHMASTER, INC. AND SUBSIDIARY

                                                    June 30,       March 31,
                                                      1996           1996
                                                      ----           ----
                                                   (Unaudited)
                                                        (In thousands)
ASSETS
CURRENT ASSETS:
  Cash                                               $ 1,380        $ 1,109
  Accounts receivable, less allowance
  of $505,000 and $350,000 respectively               14,701         15,119
  Inventories                                         23,640         23,502
  Prepaid expenses and current assets                  1,016            808
                                                     -------        -------
          TOTAL CURRENT ASSETS                        40,737         40,538

PROPERTY, PLANT AND EQUIPMENT, net of depreciation     6,721          6,249

OTHER ASSETS:
  Intangibles and other                               22,098         19,985
                                                     -------        -------
                                                    $ 69,556       $ 66,772
                                                     -------        -------
                                                     -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                      $ 5,044        $
  Accounts payable                                     5,838         10,093
  Accrued expenses and other current liabilities       1,989          1,766
  Current maturities of long-term obligations          4,195          3,643
                                                     -------        -------
          TOTAL CURRENT LIABILITIES                   17,066         15,502

LONG-TERM OBLIGATIONS, less current maturities        20,125         19,605
  (Note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value,
  1,000,000 shares authorized:
  Common stock, $1 stated value, 10,000,000
  shares authorized, 6,000,140 and 6,000,000 shares issued
  and outstanding                                      6,000          6,000
  Additional paid-in capital                          14,509         14,508
  Retained earnings                                   11,856         11,157
                                                     -------        -------
                                                      32,365         31,665
                                                     -------        -------
                                                    $ 69,556       $ 66,772
                                                     -------        -------
                                                     -------        -------
See notes to consolidated financial statements

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FINISHMASTER, INC. AND SUBSIDIARY


                                                 Three Months Ended June 30,
                                                     1996          1995
                                                     ----          ----
                                                  (Unaudited)  (Unaudited)
                                                  -----------  -----------
                                           (In thousands, except per share data)

NET SALES                                            $33,149    $23,485

COST OF SALES
 (EXCLUSIVE OF ITEMS SHOWN SEPARATELY BELOW)          21,222     15,019
                                                      ------     ------
          GROSS MARGIN                                11,927      8,466

EXPENSES
  Operating expenses                                   5,273      3,401
  Selling, general and administrative                  4,425      3,154
  Depreciation and amortization                          705        425
                                                      ------     ------
                                                      10,403      6,980
                                                      ------     ------
           INCOME FROM OPERATIONS                      1,524      1,486

OTHER EXPENSE                                            449         47
                                                      ------     ------
INCOME BEFORE INCOME TAXES                             1,075      1,439
  Income tax expense                                     376        507
                                                      ------     ------
          NET INCOME                                   $ 699      $ 932
                                                      ------     ------
                                                      ------     ------
          NET INCOME PER SHARE                        $.  12     $.  16
                                                      ------     ------
                                                      ------     ------
          WEIGHTED AVERAGE NUMBER OF SHARES OF
          COMMON STOCK OUTSTANDING                     6,000      6,000
                                                      ------     ------
                                                      ------     ------



See notes to consolidated financial statements

                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                        FINISHMASTER, INC AND SUBSIDIARY


                                               Three Months Ended June 30,

                                                      1996         1995
                                                      ----         ----
                                                  (unaudited)   (unaudited)
                                                       (in thousands)

OPERATING ACTIVITIES
  Net Income                                           $ 699      $ 932
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation and amortization                        705        425
      Changes in operating assets and liabilities:
        Accounts receivable                            1,280        252
        Inventories                                      636       (306)
        Prepaid expenses and other                      (207)         6
          Accounts payable and other current
          liabilities                                 (4,735)    (1,576)
                                                     -------     ------
          NET CASH USED IN OPERATING ACTIVITIES       (1,622)      (267)
  INVESTING ACTIVITIES
  Net cash used in business
   acquisitions  - note 2                             (1,651)    (4,723)
  Proceeds from sale of property and equipment                      148
  Purchases of property and equipment(net of
   disposals)                                           (379)      (346)
  Sale of (investment in) marketable securities                   4,684
  Other                                                 (163)       (29)
                                                     -------     ------
      NET CASH USED IN INVESTING ACTIVITIES           (2,193)      (266)

FINANCING ACTIVITIES
    Repayment of long term obligations, net of
     new debt issuance                                  (958)      (374)
    Net borrowings under lines of credit               5,044
                                                     -------     ------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                        4,086       (374)

          INCREASE (DECREASE) IN CASH                    271       (907)

          CASH AT BEGINNING OF PERIOD                  1,109      2,138
                                                     -------     ------
          CASH AT END OF PERIOD                      $ 1,380    $ 1,231
                                                     -------     ------
                                                     -------     ------

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FINISHMASTER, INC. AND SUBSIDIARY
                                  JUNE 30, 1996

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in FinishMaster's annual report on Form 10-K for the year ended March 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

     A change in control of the Company occurred on July 9, 1996. On such date, LDI AutoPaints, Inc. an Indiana corporation, and Maxco, Inc. a Michigan corporation consummated the purchase and sale of all 4,045,000 shares of Common Stock of the Company which were owned by Maxco. The shares purchased and sold represent 67.4% of the total issued and outstanding shares of Common Stock of the Company.

NOTE 2 - ACQUISITION

     The Company's acquisition strategy is to continue to acquire automotive paint distributors in existing and new markets. The following table summarizes the assets purchased in acquisitions made by FinishMaster during the three months ended June 30, 1996. These acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Intangible assets related to goodwill and covenants not to compete were recorded with each acquisition.

                                          Three Months ended
                                            June 30, 1996
                                            -------------
                                            (in thousands)
Accounts receivable                            $   862
Inventories                                        775
Equipment and other                                347
                                               -------
 ASSETS ACQUIRED                                 1,984
Intangibles                                      2,401
                                               -------
                                                 4,385
Less accounts payable                            1,256
                                               -------
 PURCHASE PRICE                                  3,129
Acquisition debt                                 1,478
                                               -------
 PURCHASE OF ASSETS OF BUSINESSES
  NET OF ACQUISITION DEBT                      $ 1,651
                                               -------
                                               -------
Number of acquisitions                               1


     The acquisition was financed with cash, a bank line of credit and seller financing. Operating results of the acquired organization are included in FinishMaster's financial statements from the respective date of purchase.

                        FINISHMASTER, INC. AND SUBSIDIARY
                                  JUNE 30, 1996




NOTE 3 - LONG-TERM OBLIGATIONS
Long-term obligations consisted of the following:


                                               June 30,      March 31,
                                                 1996           1996
                                              -----------   -----------
                                                   (in thousands)
Notes payable to former owners of acquired
 businesses with interest at various rates
 up to 9%                                      $ 14,812     $13,535
Note payable to bank under lines of credit
 with interest rate not exceeding the prime
 interest rate(7.71% at 3/31/96) due in 2001      7,679       7,809
Mortgage note payable to an insurance
 corporation with interest at
  8.05% due July, 2000                            1,613       1,625
Other long-term financing at various rates          216         279
                                                -------     -------
      TOTAL OBLIGATIONS                          24,320      23,248
Less current maturities                           4,195       3,643
                                                -------     -------
      TOTAL LONG-TERM OBLIGATIONS               $20,125     $19,605
                                                -------     -------
                                                -------     -------
On June 19,1996, the Company obtained a commitment for a $5.0 million unsecured line of credit to fund periodic working capital requirements and a separate unsecured $15.0 million credit facility to fund acquisitions. At June 30, 1996 there was $7.3 million of these credit facilities available to fund future working capital requirements and acquisitions. The borrowings bear interest at various rates not exceeding the prime rate of interest. These lines contain covenants which require maintenance of certain financial ratios.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        FINISHMASTER, INC. AND SUBSIDIARY
                                  JUNE 30, 1996
                         LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources are significantly affected by its acquisition activity. Acquisitions typically are financed by a combination of internally generated cash flow, seller financing, and borrowings under the company's loan facilities. The Company had working capital of $23.6 million at June 30, 1996. In addition, the Company has a credit agreement which provides for borrowings in the aggregate of $20.0 million of which $7.3 million is available. The Company believes its cash and other liquid resources, cash flow generated from operating activities, and the available lines of credit will be sufficient to support operations and general capital requirements for the next twelve months.

The Company's operating activities used $1.6 million of cash through the first quarter of 1996 and $0.3 million in the prior year. Cash flow generated by the company's earnings was primarily offset by payments to vendors to maximize discounts allowed.

The accounts receivable decrease of $0.4 million since the prior year ended March 31, 1996 was primarily the result of more intensive collection activity with certain slower paying customers. The accounts receivable days outstanding also decreased to approximately 40 days from 42 days in the prior year.

The investment in inventory remained fairly constant since the prior year ended March 31, 1996, increasing $0.1 million. Inventory days on hand decreased to approximately 100 days from 104 days in the prior year. The reduction in days is primarily attributable to increased efficiencies in acquired outlets. Inventory is expected to stay at this level throughout the year subject to increases for acquisitions and large purchases in advance of price increases by the suppliers.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth for the three months ended June 30, 1996 and June 30, 1995 certain items from the Company's Statement of Operations as a percentage of net sales.

                                                      Three months ended
                                                           June 30,
                                                      1996           1995
                                                      ----           ----
Net sales                                             100.0%         100.0%
Cost of sales                                         64.0            64.0
                                                      ------         ------
Gross margin                                          36.0            36.0
Operating expenses                                    15.8            14.5
Selling, general and administrative                   13.3            13.4
Depreciation and amortization                          2.1             1.8
                                                      ------         ------
                                                      31.4            29.7
                                                      ------         ------
Income from operations                                 4.6             6.3
Investment income (expense), net                      (1.4)           (0.2)
                                                      ------         ------
Income tax expense                                     1.1             2.1
                                                      ------         ------
Net income                                             2.1%            4.0%
                                                      ------         ------
                                                      ------         ------

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995 NET SALES. Net sales increased $9.7 million or 41.1% from $23.4 million for the three months ended June 30, 1995 to $33.1 million for the three months ended June 30, 1996. Of the net sales increase, $8.7 million resulted from sales generated by acquisitions with the remainder coming from same outlet sales growth. Same outlet sales growth represents the increase in sales for a given outlet open for the period compared to the same period of the prior year.

GROSS MARGIN. Gross margin increased from $8.5 million to $11.9 million and remained constant as a percentage of net sales at 36.0%. Gross margin percentage remained constant due to the Company's continued participation in vendor discounts and volume buying to maximize profit opportunities.

OPERATING EXPENSES. Operating expenses increased from $3.4 million to $5.3 million and as a percentage of net sales from 14.5% to 15.8%. Operating expenses consist of wages, building and vehicle costs for the outlets and the distribution center. The increase as a percentage of net sales resulted from rapid expansion in two new regions where additional fixed costs were added to support growth. The Company expects a reduction in operating expenses as a percentage of sales as store consolidations and additional acquisitions take place. While consolidations may occur within existing markets where appropriate, the Company has no plans to withdraw from any of its existing markets.

SELLING, GENERAL AND ADMINISTRATIVE. S, G, & A expenses increased from $3.2 million to $4.4 million; however, S, G, & A expenses decreased as a percentage of net sales from 13.4% to 13.3%. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased from $0.4 million to $0.7 million and as a percentage of net sales from 1.8% to 2.1%. The increase resulted from acqusitions made since the prior period.

OPERATING INCOME. As a result of the foregoing, income from operations remained constant at approximately $1.5 million; however, income from operations decreased as a percent of net sales from 6.3% to 4.6%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTEREST EXPENSE. Interest expense increased from $151,000 to $453,000 as a result of acquisition financing and borrowings used to take advantage of favorable supplier payment discounts.

INVESTMENT INCOME. Income from investments decreased $100,000 for the current quarter from $104,000 to $4,000 as a result of the sale of investments to finance acquisition downpayments and operations.

PROVISION FOR INCOME TAX. The Company's effective tax rate for both three month periods was approximately 35%. This rate varied from the Company's statutory tax rate of 34% primarily due to nondeductible expenses for tax purposes.

NET INCOME. Net Income was $703,000 or $0.12 per share compared to $932,000 or $0.16 per share in the prior year. The average number of shares of common stock outstanding was at 6,000,140 at June 30, 1996 due to the exercising of stock options and 6,000,000 at June 30, 1995.

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information and Events

          By a letter dated July 22, 1996, Mr. Ronald P. White resigned as a director and as President and Chief Officer of the Registrant. By a letter dated July 29, 1996, Mr. James F. White resigned as a director of the Registrant. The Board of Directors has elected Thomas U. Young, the existing Vice Chairman of the Board of the Company, to replace Mr. Ronald P. White as President and Chief Operating Officer, and has nominated Mr. Peter L. Frechette, the Chairman, President and Chief Executive Officer of Paterson Dental Company, for election as a director at the next annual meeting of shareholders of the Registrant.

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits, unless otherwise indicated, have been filed as exhibits to Form S-1 Registration Statement, No. 33-73804, effective date of February 22, 1994 and are hereby incorporated by reference.

   Exhibit
     No.                        Description of Document
   -------  ------------------------------------------------------------------
      3.1   Articles of Incorporation of the Registrant
      3.2   Bylaws of FinishMaster, Inc.
     10.1 Deferred Compensation Agreement dated April 1, 1977 by and between the Company and James F. White
     10.11 Amendment to Deferred Compensation Agreement dated December 15, 1995 by and between the Company and James F. White (incorporated by reference to Form 10-Q dated December 31, 1995)
     10.12 Loan Agreement dated June 7, 1990 between the Company and FB Annuity Company relating to the purchase of the Company's Kentwood, Michigan central distribution facility.
     10.13  FinishMaster Inc. Stock Option Plan
     10.14 Credit agreement dated August 24, 1995 between the Company and National Bank of Detroit to fund acquisitions and working capital requirements (incorporated by reference to Form 10-Q dated
            September 30, 1995)
     10.15* Amendment to Credit Agreement dated July 1, 1996.
     11.1*  Statement regarding computation of per share earnings
     27.1*  Financial Data Schedule

       *    Filed herewith

Form 8-K was originally filed on July 16, 1996 regarding a change in control of Registrant and a change in Registrant's certifying accountant, as amended by Form 8-K/A filed on July 29, 1996 regarding a clarification with respect in Registrant's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FINISHMASTER, INC.

Date     August 13, 1996                       \S\ THOMAS U. YOUNG
    ------------------------                   --------------------------
                                               Thomas U. Young, President
                                               (Chief Operating Officer)


                                               \S\ROGER A. SOROKIN
                                               --------------------------
                                               Roger A. Sorokin,
                                               Vice-President Finance
                                               (Principal Financial and
                                                Accounting Officer)