Form 10-Q
period 1996-09-30
FINISHMASTER INC
filed 1996-11-14
CIK 917321

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                        Yes    X     No
                            ------      ------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



                Class                   Outstanding at November 1, 1996
                -----                   -------------------------------
            Common Stock                          6,000,140 shares

                          PART I. FINANCIAL STATEMENTS


                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 FINISHMASTER, INC.
                                  (in thousands)
                                    (unaudited)

                                      ASSETS

                                                   September 30,      March 31,
                                                        1996            1996
                                                   -------------      --------
CURRENT ASSETS:
  Cash                                                 $     788       $  1,109
  Accounts receivable, (Net of allowance
  of $407 and $350, respectively)                         14,511         15,119
  Inventory                                               20,327         23,502
  Prepaid expenses and other current assets                  631            808
                                                   -------------      ---------
     TOTAL CURRENT ASSETS                                 36,257         40,538

PROPERTY AND EQUIPMENT, NET                                6,913          6,249

OTHER ASSETS:
  Intangibles assets, net and other                       21,582         19,985
                                                   -------------      ---------
                                                        $ 64,752       $ 66,772
                                                   -------------      ---------
                                                   -------------      ---------

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                         $  1,294       $
  Accounts payable                                         5,047         10,093
  Accrued expenses and other current liabilities           2,031          1,766
  Current maturities of long-term obligations              4,174          3,643
                                                   -------------      ---------
      TOTAL CURRENT LIABILITIES                           12,546         15,502

LONG-TERM OBLIGATIONS                                     19,013         19,605


STOCKHOLDERS' EQUITY:
  Preferred Stock, no par value
    1,000,000 shares authorized
  Common stock, $1 stated value, 10,000,000
    shares authorized, 6,000,140 and 6,000,000
    shares issued and outstanding, respectively            6,000          6,000
  Additional paid-in capital                              14,509         14,508
  Retained earnings                                       12,684         11,157
                                                   -------------      ---------
                                                          33,193         31,665
                                                   -------------      ---------
                                                        $ 64,752       $ 66,772
                                                   -------------      ---------
                                                   -------------      ---------

See notes to consolidated condensed financial statements

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           FINISHMASTER, INC.
                   (in thousands, except per share data)
                                  (unaudited)


                                               Three Months Ended September 30,
                                               --------------------------------
                                                      1996           1995
                                                    --------       --------

NET SALES                                           $ 33,399       $ 26,928

COST OF SALES                                         21,584         17,417
                                                    --------       --------
        GROSS PROFIT                                  11,815          9,511

EXPENSES
  Operating expenses                                   5,182          3,872
  Selling, general and administrative                  3,979          3,494
  Depreciation                                           253            223
  Amortization of intangible assets                      515            260
                                                    --------       --------
        TOTAL                                          9,929          7,849
                                                    --------       --------
        INCOME FROM OPERATIONS                         1,886          1,662

Interest Expense                                         497            127
                                                    --------       --------
INCOME BEFORE PROVISION FOR INCOME TAXES               1,389          1,535
  Provision For Income Taxes                             562            586
                                                    --------       --------
        NET INCOME                                     $ 827          $ 949
                                                    --------       --------
                                                    --------       --------

        NET INCOME PER SHARE                           $.14           $.16
                                                    --------       --------
                                                    --------       --------

    WEIGHTED AVERAGE NUMBER OF SHARES OF
        COMMON STOCK OUTSTANDING                       6,000          6,000
                                                    --------       --------
                                                    --------       --------






















See notes to consolidated condensed financial statements

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              FINISHMASTER, INC.
                      (in thousands, except per share data)
                                     (unaudited)

                                               Six Months Ended September 30,
                                               ------------------------------
                                                       1996            1995
                                                      --------       --------
NET SALES                                             $ 66,548       $ 50,413

COST OF SALES
                                                        42,806         32,436
                                                      --------       --------
        GROSS PROFIT                                    23,742         17,977

EXPENSES
  Operating expenses                                    10,244          7,195
  Selling, general and administrative                    8,487          6,648
  Depreciation                                             508            367
  Amortization of intangible assets                        966            541
                                                      --------       --------
        TOTAL                                           20,205         14,751
                                                      --------       --------
                                                      --------       --------
        INCOME FROM OPERATIONS                           3,537          3,226

Interest Expense                                           946            174
                                                      --------       --------
                                                      --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES                 2,591          3,052
  Provision for Income Taxes                             1,064          1,172
                                                      --------       --------
        NET INCOME                                   $   1,527       $  1,880
                                                      --------       --------
                                                      --------       --------

        NET INCOME PER SHARE                         $     .25      $     .31
                                                      --------       --------
                                                      --------       --------
    WEIGHTED AVERAGE NUMBER OF SHARES OF
        COMMON STOCK OUTSTANDING                         6,000          6,000
                                                      --------       --------
                                                      --------       --------










See notes to consolidated condensed financial statements

                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                                FINISHMASTER, INC
                                 (in thousands)
                                  (unaudited)

                                                  Six Months Ended September 30,
                                                  ------------------------------
                                                            1996         1995
                                                           -------     --------
  OPERATING ACTIVITIES
    Net Income                                             $ 1,527     $ 1,880
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                        1,474         908
        Changes in operating assets and liabilities:
          Accounts receivable                                1,471        (218)
          Inventories                                        3,950         836
          Prepaid expenses and other                            (9)         85
          Accounts payable and other current liabilities    (6,037)     (2,180)
                                                           -------     --------
        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                 2,376       1,311

    INVESTING ACTIVITIES
    Cash used in business acquisitions                      (3,129)    (14,626)
    Purchases of property and equipment                       (826)       (305)
    Sale of marketable securities                                        6,905
    Other                                                       25          16
                                                           -------     --------
        NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                                (3,930)     (8,010)

  FINANCING ACTIVITIES
    Net borrowings under revolving lines of credit           1,294
    Repayment of long term obligations                      (1,539)     (2,353)
    Issuance of long term obligations                        1,478       8,059
                                                           -------     --------
        NET CASH USED IN
        FINANCING ACTIVITIES                                (1,233)     (5,706)
                                                           -------     --------

        DECREASE IN CASH                                      (321)       (993)

        CASH AT BEGINNING OF PERIOD                          1,109       2,138
                                                           -------     --------
                      CASH AT END OF PERIOD                  $ 788     $ 1,145
                                                           -------     --------
                                                           -------     --------


See notes to consolidated condensed financial statements

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              FINISHMASTER, INC.
                              SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION

   The consolidated condensed financial statements include the accounts of FinishMaster, Inc. and its wholly owned subsidiary Refinishers Warehouse, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in FinishMaster's annual report on Form 10-K for the year ended March 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain reclassifications have been made to the consolidated condensed financial statements for the three and six months ended September 30, 1995 to conform to the classifications used in the current year.

   A change in control of the Company occurred on July 9, 1996. On such date, LDI AutoPaints, Inc., an Indiana corporation, and Maxco, Inc., a Michigan corporation consummated the purchase and sale of all 4,045,000 shares of Common Stock of the Company which were owned by Maxco. The shares purchased and sold represent 67.4% of the total issued and outstanding shares of Common Stock of the Company.


NOTE 2 - ACQUISITION

   The Company's acquisition strategy is to continue to acquire automotive paint distributors in existing and new markets. During the six month period ended September 30, 1996, the Company acquired one business, with six locations in Maryland and Virginia to supplement the its East Coast region. The acquired business has historical annual sales of approximately $8.5 million. This acquisition, which involved the purchase of assets, has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. Operating results of the acquired business are included in FinishMaster's financial statements from the date of purchase.


NOTE 3 - DEBT COVENANTS

   Under the terms of a debt agreement, the Company is subject to a certain debt coverage ratio, where EBITDA (earnings before interest, taxes, depreciation, and amortization) must meet or exceed debt service by a ratio of 1.5 to 1. The Company has obtained a waiver from the bank for its noncompliance with this covenant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                FINISHMASTER, INC.
                               SEPTEMBER 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources are significantly affected by its acquisition activity. Acquisitions typically are financed by a combination of internally generated cash flow, seller financing, and borrowings under the Company's loan facilities. The Company had working capital of $23.7 million at September 30, 1996. In addition, the Company has a credit agreement which provides for borrowings in the aggregate of $20.0 million, of which $11.2 million was available at September 30, 1996.

The Company's operating activities generated $2.4 million of cash through the first six months of 1996 compared to $1.3 million in the same period in the prior year. The increase in cash generated of $1.1 million from operating activities is primarily attributable to a reduction in accounts receivable and inventory, as a result of greater emphasis on asset management in those areas. This cash generation was partially offset by the acceleration of supplier payments to maximize discounts.

The Company's investing activities used cash totaling $3.1 million to acquire a business during the six months ended September 30, 1996 compared to $14.6 million in the same period in the prior year. In addition, the company sold marketable securities of $6.9 million in the six month period ending September 30, 1995 to fund acquisition activity.

The Company believes its cash and other liquid resources, cash flow generated from operating activities, and the available lines of credit will be sufficient to support operations and general capital requirements for the next twelve months.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
The following table sets forth for the three months and six months ended September 30, 1996 and September 30, 1995, respectively, certain items from the Company's Statement of Operations as a percentage of net sales.

                                      Three months ended       Six months ended
                                         September 30,           September 30,
                                      ------------------       ----------------
                                         1996       1995       1996      1995
                                         -----      -----      -----     -----
Net sales                                100.0%     100.0%     100.0%     100.0%
Cost of sales                             64.6       64.7       64.3      64.3
                                         -----      -----      -----     -----
Gross profit                              35.4       35.3       35.7      35.7
Operating expenses                        15.5       14.4       15.4      14.3
Selling, general and administrative       11.9       13.0       12.8      13.2
Depreciation                               0.8        0.8        0.8       0.7
Amortization of intangible assets          1.5        1.0        1.4       1.1
                                         -----      -----      -----     -----
                                          29.7       29.2       30.4      29.3
                                         -----      -----      -----     -----
Income from operations                     5.7        6.1        5.2       6.4
Interest expense                           1.5        0.4        1.4       0.4
                                         -----      -----      -----     -----
Provision for Income Taxes                 1.7        2.2        1.6       2.3
                                         -----      -----      -----     -----
Net income                                 2.5%       3.5%       2.2%      3.7%
                                         -----      -----      -----     -----
                                         -----      -----      -----     -----
NET SALES. Net sales increased $6.5 million, or 24.0%, from $26.9 million for the three months ended September 30, 1995 to $33.4 million for the three months ended September 30, 1996. Net sales increased $16.1 million, or 32.0%, from $50.4 million for the six months ended September 30, 1995 to $66.5 million for the six months ended September 30, 1996. The net sales increase for three months ended September 30, 1996 resulted primarily from sales generated by acquisitions completed since September 30, 1995. Same outlet sales were flat for the three months ended September 30, 1996 compared to the same period in the prior year. Of the six month net sales increase, $15.1 million resulted from sales generated by acquisitions with the remainder coming from same outlet sales growth.

GROSS PROFIT. Gross profit increased from $9.5 million to $11.8 million and as a percentage of net sales from 35.3% to 35.4% for the three month period ending September 30, 1996 over the same period in the prior year. For the six month period ending September 30, 1996, gross profit increased from $18.0 million to $23.7 million and remained constant as a percentage of net sales at 35.7% over the same period in the prior year. Gross profit percentages remained relatively constant due to the Company's continued participation in supplier discounts and volume buying from major suppliers as well as maintaining margins with customers.

OPERATING EXPENSES. Operating expenses increased from $3.9 million to $5.2 million, and as a percentage of net sales, from 14.4% to 15.5% for the three month period ending September 30, 1996 over the same period in the prior year. For the six month period ending September 30, 1996, operating expenses increased from $7.2 million to $10.2 million, and as a percentage of net sales, from 14.3% to 15.4% over the same period in the prior year. Operating expenses consist of wages, benefits, building, and vehicle costs for the outlets and the distribution center. The increase as a percentage of net sales is the result of high cost structures of acquisitions acquired. Management expects a reduction in operating expenses as a percentage of net sales as acquisition efficiencies and store consolidations occur, as well as from additional acquisitions which will be consolidated into existing operations. While consolidations may occur within existing markets where appropriate, the Company has no plans to withdraw from any of its existing markets.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $3.5 million to $4.0 million; however, these expenses decreased as a percentage of net sales from 13.0% to 11.9% for the three month period ending September 30, 1996 over the same period in the prior year. For the six month period ending September 30, 1996, selling, general and administrative expenses increased from $6.6 million to $8.5 million: however, these expenses decreased as a percentage of net sales from 13.2% to 12.8% over the same period in the prior year. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity. The expense decrease as a percentage of net sales is a result of sales increasing at a greater rate than selling, general and administrative expenses for both periods mentioned above.

AMORTIZATION OF INTANGIBLE ASSETS.   Amortization increased from  $0.3 million
to $0.5 million and as a percentage of net sales from 1.0% to 1.5% for the three month period ending September 30, 1996 over the same period in the prior year. For the six month period ending September 30, 1996, amortization increased from $0.5 million to $1.0 million and as a percentage of net sales from 1.1% to 1.4% over the same period in the prior year. The increase is attributable to amortization of intangibles from companies acquired.

OPERATING INCOME. As a result of the foregoing, income from operations increased to $1.9 million from $1.7 million; however, income from operations decreased as a percent of net sales from 6.1% to 5.7% for the three month period ending September 30, 1996 over the same period in the prior year. For the six month period ending September 30, 1996, income from operations increased to $3.5 from $3.2 million; however, income from operations decreased as a percent of net sales from 6.4% to 5.3% over the same period in the prior year.

INTEREST EXPENSE. Interest expense increased from $0.1 million to $0.5 million for the three month period ending September 30, 1996 over the same period in the prior year. For the six month period ending September 30, 1996, interest expense increased from $0.2 million to $0.9 million over the same period in the prior year. The increase is a result of acquisition financing and borrowings used to take advantage of favorable supplier payment discounts.

PROVISION FOR INCOME TAX. The Company's effective tax rate increased from 38% to 40% for the three month period ending September 30, 1996 over the same period in the prior year. For the six month period ended September 30, 1996 the effective tax rate increased from 38% to 41% over the same period in the prior year. The provision is comprised of approximately 35% for federal income tax and 6% for state income tax. This increase is primarily attributable to the entrance into new states with varied tax rates.

NET INCOME. Net Income was $0.8 million or $0.14 per share for the three month period ending September 30, 1996 compared to $0.9 million or $0.16 per share in the prior year. for the three month period ending September 30, 1995. For the six month period ending September 30, 1996, net income was $1.5 million or $0.25 per share compared to $1.9 million or $0.31 per share in the same period in the prior year.

                              PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The annual meeting of shareholders was held on September 18, 1996.

     (b)  The following directors were elected at the meeting:


                                For         Withheld
                             ---------      --------
Margot L. Eccles             5,210,013        2,315
William J. Fennessy          5,210,213        2,115
Peter L. Frechette           5,210,213        2,115
Andre B. Lacy                5,210,013        2,315
Michael J. Siereveld         5,210,213        2,115
Walter S. Wiseman            5,209,313        3,015
Thomas U. Young              5,210,213        2,115


     (c) The other matters voted upon at the meeting and results of those votes were as follows:

Ratification of Auditors

                           For        Against    Abstain   Broker Non-Vote
                           ---        -------    -------   ---------------
                        5,210,628      1,200        500

Approval of Change of Corporate Domicile from State of Michigan to State of Indiana

                           For        Against    Abstain   Broker Non-Vote
                           ---        -------    -------   ---------------
                         4,634,371   118,624      2,590      456,743



Item 5.   Other Information and Events

          By a letter dated July 22, 1996, Mr. Ronald P. White resigned as a director and as President and Chief Operating Officer of the Registrant. By a letter dated July 29, 1996, Mr. James F. White resigned as a director of the Registrant. The Board of Directors elected Thomas U. Young, the existing Vice Chairman of the Board of the Company, to replace Mr. Ronald P. White as President and Chief Operating Officer and nominated Mr. Peter Frechette, the Chairman, President and Chief Executive Officer of Paterson Dental Company, for election as a director at the annual meeting of shareholders. Mr. Young and Mr. Frechette, together with the other director nominees identified in Item 4, were elected to the Board of Directors by the shareholders at the annual meeting held on September 18, 1996.

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits, unless otherwise indicated, have been filed as exhibits to Form S-1 Registration Statement, No. 33-73804, effective date of February 22, 1994, or as exhibits filed by the Registrant, and are hereby incorporated by reference.

    Exhibit
       No.     Description of Document
    -------    --------------------------

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

     10.13     FinishMaster Inc. Stock Option Plan

     10.14 Credit Agreement dated August 24, 1995 between the Company and National Bank of Detroit to fund acquisitions and working capital requirements (incorporated by reference to Form 10-Q dated September 30, 1995)

     10.15     Amendment to Credit Agreement dated July 1, 1996.

     11.1*     Statement regarding computation of per share earnings

     27.1*     Financial Data Schedule


         *  Filed herewith

            Form 8-K was originally filed on July 16, 1996 regarding a change in control of Registrant and a change in Registrant's certifying accountant, as amended by a Form 8-K/A filed on July 29, 1996 regarding a clarification with respect to the change in Registrant's certifying accountant.

            Form 8-K was filed on November 8, 1996 regarding a change in the fiscal year of the Registrant from a fiscal year ending March 31 to a fiscal year ending December 31.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FINISHMASTER, INC.


Date November 11, 1996              \S\ THOMAS U. YOUNG
     -----------------              --------------------------
                                    Thomas U. Young, President
                                    (Chief Operating Officer)


                                    \S\ ROGER A. SOROKIN
                                    --------------------------
                                    Roger A. Sorokin, Vice President-Finance
                                    (Principal Financial and Accounting
                                    Officer)