Form 10-K
period 1996-12-31
FINISHMASTER INC
filed 1997-03-31
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

( ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

(X)  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from April 1, 1996 to December 31, 1996

                         Commission File Number 0-23222


                               FINISHMASTER, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Indiana                                        38-2252096
  (State or other Jurisdiction of                   (I.R.S. Employer
  Incorporation or Organization)                  Identification Number)

   4259 40th Street, SE, Kentwood, Michigan                49512
   (Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, including area code:    (616) 949-7604


           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
            NONE                                          NONE

           Securities registered pursuant to Section 12(g) of the Act
                                  Common stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.
                                                  Yes  x        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 $12,111,000.

At December 31, 1996, there were outstanding 6,000,140 shares of Registrant's common stock.

                       Documents Incorporated By Reference

Portions of the annual proxy statement for the nine months ended December 31, 1996 are incorporated by reference into Part III.

                               FINISHMASTER, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



ITEM                                                                       PAGE

   1       Business...........................................................3

   2       Properties.........................................................7

   3       Legal Proceedings..................................................7

   4       Submission of Matters to a Vote of Security Holders................7

   5       Market for Registrant's Common Equity
           and Related Shareholder Matters....................................8

   6       Selected Financial Data............................................9

   7       Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................10

   8       Financial Statements and Supplemental Data........................16

   9       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................16

  10       Directors and Executive Officers of the Registrant................16

  11       Executive Compensation............................................16

  12       Security Ownership of Certain Beneficial Owners and Management....16

  13       Certain Relationships and Related Transactions....................16

  14       Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K...........................................16

  15       Signatures........................................................18

  16       List of Financial Statements and Financial Statement Schedules....19

                                     PART I

ITEM 1 - BUSINESS

General
FinishMaster, Inc. ("FinishMaster") began operation as a single outlet in Grand Rapids, Michigan in 1968 and was acquired by Maxco, Inc. in 1973. The current FinishMaster corporation was incorporated in 1979 in Michigan as a wholly owned subsidiary of Maxco. On February 23, 1994 the Company made an initial public offering of 1,700,000 shares of its common stock to provide funds to accelerate its growth and take advantage of its industry's consolidation. This reduced Maxco's ownership of the Company to 67.4%. A change in control of the Company occurred on July 9, 1996. On that date, LDI AutoPaints, Inc. an Indiana corporation, and Maxco consummated the purchase and sale of all 4,045,000 shares of common stock of the Company which were owned by Maxco. Effective December 31, 1996, LDI, Ltd. transferred to AutoPaints 100 shares of the Company which it had purchased on the open market in August, 1995. As a result of these transactions, LDI AutoPaints' ownership of FinishMaster stock was 4,045,100 shares or 67.4% at December 31, 1996. On December 20, 1996, FinishMaster changed its corporate domicile from Michigan to Indiana by merging with and into FinishMaster, Inc., an Indiana corporation originally organized as a wholly owned subsidiary of the Michigan corporation.

The Company is a leading distributor of automotive paints, coatings and paint-related accessories to the automotive collision repair industry operating as a single business segment. As of December 31, 1996 the Company operated 54 sales outlets and two distribution centers in twelve states. The Company has approximately 12,000 customers that it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster PrivateBrand refinishing accessory products.


Industry Overview
FinishMaster's principal market for automotive finishing is divided between independent automotive body repair shops and automobile dealerships. Automotive finishing products consist of paints, coatings and related supplies used in automobile production and after-market refinishing, including topcoats, primers, clear coats, abrasives, masking materials and body fillers. A relatively large number of small distributors serving narrow geographic markets distribute these products.

The Company believes that regulatory pressures, technological advancements in paints and coatings, and general economic factors are creating an attractive opportunity for consolidation in the distribution of refinishing products. Historically, the application of paints and coatings has released potentially harmful emissions due to the products' high solvent content. In an effort to reduce these emissions, environmental regulations have been proposed or implemented at federal, state and local levels. Paint manufacturers have responded to these regulations by introducing technologically advanced lower volatile organic compounds ("VOC") and water-borne paints which require more advanced application techniques. As a result, automotive refinishing has become a complex process, often requiring spray booths and air filtration systems to reduce unwanted dust, air currents and harmful emissions. This complexity places new challenges on automotive refinishers who may not have the training or expertise necessary to apply the new paints and coatings. The Company believes it has the technical expertise and resources to provide needed training and consulting services to its customers.

The Company benefits from MIS capabilities, standardized operating procedures and volume purchasing. Through volume purchasing, the Company takes advantage of periodic supplier incentive programs which provide additional purchase discounts and extend the due dates of purchases beyond normal terms with large volume purchases. The Company believes the distribution segment of the refinishing business is consolidating as a result of the above factors and that FinishMaster is one of the leading consolidators.


Business Strategy

The Company's goal is to be the dominant distributor of automotive paints, coatings and related products to the after-market in its existing regions, while pursuing additional growth opportunities by entering new markets through acquisition. The following are key elements of the Company's business strategy:

Comprehensive Product Selection. The breadth and depth of the Company's selection of approximately 9,000 SKUs enables it to fulfill virtually all of its customers' refinishing needs. The Company carries the most frequently used products in the refinishing industry today, including the three leading brands of automotive paints and coatings, and the products manufactured by a leading supplier of related accessories.

Value-Added Services. The Company offers a wide array of customer services including technical training and support, management seminars, trade shows, productivity and profitability consulting, and PC-based color matching. In the past, automotive body repair shops required only a spray gun and a compressor in order to apply high solvent-based paints. As a result of increasing environmental regulation, manufacturers have introduced technologically advanced, lower VOC paints. These products require significantly more sophisticated application techniques and equipment. The Company provides training services to its customers addressing the necessary techniques for application of these products. The Company continuously seeks to provide additional services that add value to its products and improve its customer relations.

Private Labeling. The Company sells and markets its own line of FinishMaster PrivateBrand products. These products include some of the most frequently used refinishing accessories such as masking materials, body fillers, thinners, reducers and cleaners. The Company believes this product line enhances its name recognition.

Efficient Operations. The Company has established central warehouses and a streamlined system of distribution to its sales outlets. The Company believes this regional hub approach allows it to effectively serve all major markets within its regions. This approach allows the Company to leverage the operations of its central distribution centers to achieve operating efficiencies. In addition, the Company maintains a high degree of operating efficiency in its sales outlets by employing consistent interior layout, computer systems, procedures and inventory management.

Expansion
The Company's annual revenues have increased rapidly from approximately $32 million in fiscal 1991 to approximately $96 million for the nine months ended December 31, 1996 due to both acquisitions and increases in same outlet sales. Since 1991, the Company has acquired 31 refinishing distributors in Michigan, Illinois, Wisconsin, Indiana, Ohio, Pennsylvania, Delaware, Maryland, Virginia, New Jersey, Oklahoma, and Texas. The Company has also expanded into a limited number of markets by opening new outlets, and may utilize this method of expansion in the future. Internal growth has resulted from the addition of new customers and increased sales to existing customers.

In considering potential acquisitions, the Company seeks opportunities to increase sales while improving operating efficiencies and profitability of the outlets to be acquired. These efficiencies are achieved by reducing outlet inventory levels, streamlining outlet operations and centralizing administrative functions such as accounts payable, payroll, credit management and accounting. To further increase efficiencies, the Company has consolidated the operations of certain outlets it has acquired.

Increasing Sales of Existing Outlets. The Company's business strategy has enabled it to obtain new customers as well as expand sales to current customers at existing individual outlets.

Acquisitions Within the Great Lakes Region. The Company's expansion strategy is to continue to be a leader in consolidating the distribution of automotive refinishing products in the Great Lakes Region. The Company believes there are attractive acquisition opportunities which will enable it to continue to consolidate its leading position in the Great Lakes Region, attract new customers, improve operating margins, and increase service levels to existing customers. The Company continually evaluates potential acquisitions.

New Regional Markets. A significant element of FinishMaster's expansion strategy is to pursue growth opportunities by entering new markets. In the twelve months ended March 31, 1995 a new Southwest Region was established with the acquisition of seven outlets in the Dallas/Fort Worth area of Texas with annual revenues of approximately $11 million. In the twelve months ended March 31, 1996 FinishMaster supplemented this new region with acquisitions in Lubbock, Houston, Midland, and Odessa, Texas and Tulsa, Oklahoma. These acquisitions in the Southwest Region will bring annual revenues to approximately $26 million for the twelve months ended December 31, 1997 with 13 outlets operating in this region after consolidations. FinishMaster also established an East Coast Region in the year ended March 31, 1996. This East Coast Region was established by acquiring 5 distributors operating 15 outlets with annual revenues of approximately $18 million in the year ended March 31, 1996 and another distributor with annual revenues of approximately $8 million in the nine months ended December 31, 1996. The Company currently operates 17 outlets after consolidations in New Jersey, Pennsylvania, Delaware, Maryland and Virginia with annual revenues of approximately $27 million for the twelve months ended December 31, 1997.

Products
The Company offers its customers a comprehensive selection of brand names and its own FinishMaster PrivateBrand products. The product line consists of approximately 9,000 SKUs, including the three leading brands of automotive paints and coatings, and a leading brand of related accessories. FinishMaster PrivateBrand products include some of the most frequently used refinishing accessories such as masking materials, body fillers, thinners, reducers and cleaners.

The following table illustrates the approximate number of SKUs, suppliers and selected brand names in each of the Company's major product categories. The Company may change from time to time the selection and mix of its products.


                               Approximate
                                Number of          Approximate            Selected
                              Manufacturers         Number of            Vendors and
 Product Category             and Suppliers           SKUs               Brand Names
-----------------------     -----------------  -------------------   ----------------------

Paints and Coatings                3                   3,400                BASF
                                                                           DuPont
                                                                             PPG


Paint-related Accessories          3                   2,700                 3M
                                                                          Dynatron
                                                                         US Chemical


Private Label                      25                  100              FinishMaster
                                                                        PrivateBrand


Historically, products supplied by BASF, DuPont, and PPG account for approximately 70% and 3M approximately 15% of revenues. The Company continuously seeks opportunities with new and existing vendors to supply the highest quality products.

Sales, Services and Customers
The Company employs a direct sales force consisting of sales representatives, regional managers, equipment specialists, technicians and general managers. The Company assigns its sales personnel to specific customer accounts in an effort to build long-term relationships. Sales representatives make frequent visits to customer sites in order to review customer requirements and to offer general, technical and product support. The Company's sales personnel are generally compensated through a combination of sales commissions and base salaries. The Company emphasizes continuing education and training of its sales force in order to provide a high degree of support for its customers. The Company's customers primarily consist of independent automotive body repair shops and automobile dealerships. The Company does not maintain long-term contracts with its customers and sales are made on a per order basis.

The Company offers comprehensive value-added services designed to assist customers in operating their businesses more effectively. These services include:

Rapid Delivery. The Company can generally deliver products within two hours from the time the Company receives an order. Products are delivered to customers using the Company's delivery fleet of approximately 300 trucks.

Technical Support. The Company's technical support personnel demonstrate and recommend products. In addition, they assist customers with problems related to their particular applications. Equipment specialists provide expert information to customers regarding their heavy equipment requirements, such as spray booths and frame straightening equipment which are sold by the Company.

Product Training. As a result of increasing regulations, manufacturers have introduced technologically advanced, lower VOC paints, which require significantly more sophisticated application techniques. The Company provides training services to its customers in order to teach them the techniques required to work with these products. Training sessions are typically conducted jointly by the Company and by one or more of its major suppliers at the customer's location or at an off-site location.

Management Seminars. Management seminars are conducted at convenient locations to inform customers about regulations, compliance, and techniques to improve productivity and industry trends.

Trade Shows. The Company sponsors trade shows in which its suppliers display and demonstrate products and the latest technical innovations to its customers at one convenient location. Trade shows also provide opportunities for customers to make large volume purchases at special prices.

Color Matching. The growing number of paint colors is a challenge for the refinishing industry. DuPont, for example, has more than 120,000 mix formulas. With its sophisticated PC-based color matching equipment and specialists, the Company provides color matching services to its customers.

Operations
Warehouse. The Company operates a 38,500 square foot distribution center in Kentwood and a 10,000 square foot distribution center in Arlington, Texas to service its product requirements. Corporate offices occupy 8,000 square feet of the facility in Kentwood, with the remainder used for the storage of paint, accessories and equipment inventories. Products are delivered from the Kentwood, Michigan distribution center to the outlets serviced at least twice per week by one of the Company's semi-trucks. The Kentwood distribution center currently operates on two shifts. Products are delivered from the Arlington distribution center via common carriers. A decision has been made to close the Texas distribution center. The Company expects to cease all operations of the Texas distribution center before April 1, 1997.

Sales Outlets. As of December 31, 1996, the Company operated 54 sales outlets servicing customers in twelve states with a delivery fleet of approximately 300 vehicles. These vehicles are easily identified by their standard colors and prominent display of the Company's logo. Sales outlets are strategically located in order to provide prompt service to the Company's customers. Each sales outlet maintains a comprehensive selection of competitively priced products tailored to the specific market needs of its customers. While supplier commitments in a given market may prevent some outlets from carrying all of the Company's product lines, each outlet is authorized to carry the majority of the products including at least two major paint brands. Sales outlets electronically order their inventory requirements on a regular basis from the Company's distribution center. In order to convey a consistent, professional image to its customers, all of the Company's sales outlet employees wear FinishMaster apparel. These employees are also provided with ongoing customer support and technical training.

Management Information Systems. Each of the Company's sales outlets uses a stand-alone computer for inventory control, order processing and invoicing. The Company's main computer, an IBM AS/400, is used to collect data required for receivables and inventory management, operations analysis, as well as general finance, warehouse and administrative functions. The Company believes that its current systems are adequate and intends to continuously enhance its systems to meet future requirements. The Company's systems are currently year 2000 compliant.

Suppliers The Company relies on four leading suppliers for the majority of its product requirements. BASF, DuPont and PPG supply virtually all of the Company's paint products, while 3M is the Company's largest supplier of paint-related accessories. The Company believes that BASF, DuPont and PPG are market leaders, accounting for a majority of total domestic automotive paint sales. The Company enters into written agreements with most of its major suppliers for each sales outlet. These agreements are nonexclusive and set forth the suppliers' warranties, procedures for resolving disputes and provisions which generally allow for annual returns of obsolete inventory to the supplier in return for credit or new inventory. Prices and terms are established by the suppliers' invoices and published price lists, and may be changed by the supplier without notice. In addition, the agreements require the Company to maintain adequate inventories at a regularly established place of business, to train and manage its sales staff, and to use its best efforts to promote the products. These agreements typically contain reciprocal clauses allowing cancellation on written notice ranging from 30 to 90 days.

Competition
The distribution segment of the automotive refinishing industry is highly fragmented and competitive, with many independent distributors competing primarily on the basis of technical assistance and expertise, price, speed of delivery and breadth of product offering. The Company principally competes with these independent distributors. In addition, the Company faces competition from certain paint manufacturers who operate distribution outlets. For example, Sherwin-Williams distributes its own automotive paints through its outlets. In addition, BASF, one of the Company's principal suppliers, distributes through its own outlets. While the Company does not believe that current direct distribution efforts by automotive paint manufacturers have significantly impacted its sales, there can be no assurance that the Company will not encounter increased competition in the future. The Company may also compete with its suppliers in selling to certain large volume end users such as small manufacturers and large fleet operators. Additional competition may occur between the Company and other automotive refinishing distributors that are also pursuing growth through acquisitions.

Employees
As of December 31, 1996, the Company employed approximately 650 persons on a full and part-time basis. None of the employees are covered by a collective bargaining agreement and the Company considers its relations with its employees to be good.

Government Regulation
The Company is subject to various federal, state and local laws and regulations. Pursuant to the regulations of the United States Department of Transportation and certain state transportation departments, a license is required to transport the Company's products and annual permits are required due to classification of certain of the Company's products as "hazardous." Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the United States Environmental Protection Agency, have jurisdiction over the operation of the Company's distribution center and outlets, including worker safety, community and employee "right-to-know" laws, and laws regarding clean air and water. In addition, state and local fire regulations extensively control the design and operation of the Company's facilities. Such regulations are complex and subject to change. Regulatory or legislative changes may cause future increases in the Company's operating costs or otherwise negatively affect operations. Although the Company believes it has been and is currently in compliance with the applicable standards imposed pursuant to such laws and regulations, there can be no assurance that in the future the Company may not be adversely affected by such regulations or incur increased operation costs in complying with such regulations. Under various federal, state and local laws, ordinances and regulations, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in , or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. The Company has obtained environmental reports (which typically involve inspection without soil sampling or ground water analysis) by independent environmental consultants for its newly acquired acquisitions. Although the Company is not aware of environmental problems at any of its outlets, no assurance can be given that a prior owner or lessee did not create a material environmental condition or that future uses or conditions (including without limitation, changes in applicable laws and regulations) will not result in imposition of environmental liability upon the Company. The Company does not at present, and has not in its history had a claim for environmental damage.

Compliance by the Company with environmental protection laws has had no material effect upon capital expenditures, earnings or competitive position.

ITEM 2 - PROPERTIES

As of December 31, 1996, the Company operated eleven sales outlets and a distribution center located in Michigan, five sales outlets in Illinois, three outlets in Wisconsin, three outlets in Indiana, two outlets in Ohio, three outlets in Pennsylvania, one outlet in Delaware, seven outlets in New Jersey, one outlet in Oklahoma, three outlets in Maryland, three outlets in Virginia and twelve outlets and a distribution center in Texas. A decision has been made to close the Texas distribution center. The Company expects to cease all operations of the Texas distribution center before April 1, 1997. The Company has 8,000 square feet of executive offices which are located in Kentwood, Michigan, as part of the distribution center facilities. Sales outlets are strategically located in major markets to maximize market penetration, transportation logistics and overall customer service.

The Company's sales outlets range in size from 1,200 square feet to 13,000 square feet. Some of the larger sales outlets are also used as "drop ship" points to service other sales outlets. Sales outlets consist of stock storage areas, display and counter space and in some instances, sales office space. Sales outlets are equipped with some of the latest technology to minimize space and maximize customer service. The Company's distribution centers are 10,000 square feet and 38,500 square feet. The distribution centers are equipped with efficient material handling and storage equipment. The Company owns the distribution center and two outlets in Michigan and one sales outlet in Indiana. The remainder of the sales outlets and the other distribution center are leased with terms expiring from 1997 to 2006, with options to renew. The Company typically assumes the lease of the former owner in acquisitions. The Company believes that all of its leases were at fair market rates when entered into, that presently no single lease is material to its operations, and that alternative sites are presently available at market rates.

ITEM 3 - LEGAL PROCEEDINGS
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  SHAREHOLDER MATTERS
-------------------------------------------------------------------------------
FinishMaster's common stock trades on The NASDAQ stock market under the symbol FMST. The number of beneficial owners of FinishMaster's common stock at December 31, 1996 was approximately 824.

The range of high and low sales prices reported by NASDAQ were:

   YEAR            QUARTER ENDED                       HIGH              LOW
   ----          -----------------                    ------            -----
   1994          March 31                             11-1/2            9-1/8
   1994          June 30                              11-5/8            8
   1994          September 30                          9-1/2            7-1/2
   1994          December 31                          10-7/8            8
   1995          March 31                             15-3/8            9-1/4
   1995          June 30                              15-7/8            13
   1995          September 30                         16-1/4            14
   1995          December 31                          15-1/2            9
   1996          March 31                             15                9-1/2
   1996          June 30                              15-1/4            9-9/16
   1996          September 30                         11-5/8            8-1/4
   1996          December 31                          9-3/8             6-1/2



No cash dividends on common stock have been paid during any period and none are expected to be paid in the foreseeable future. The Company anticipates that all earnings and other cash resources of the Company will be retained by the Company for investment in its business.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data as of and for the nine month period ended December 31, 1996 and 1995 and four years ended March 31,1996 are derived from the Company's audited consolidated financial statements. The financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       Nine Months
                                     Nine Months         Ended
                                        Ended          December 31,
                                     December 31,        1995(1)                       Fiscal Year Ended March 31,

                                       1996(1)          (unaudited)         1996            1995           1994           1993
                                    ---------------------------------------------------------------------------------------------
                                                                   (in thousands, except per share data)
Statements of Operations Data
Net sales                              $ 95,822           $ 77,538         $107,511         $ 79,382     $ 64,693       $ 50,551


Gross margin                             33,891             27,699           38,012           28,048       22,068         17,147


Income from operations(2)                 2,566              4,619            5,073            5,394        3,710          2,238


Net income                             $    660           $  2,647         $  2,649         $  3,462     $  2,145       $  1,356
                                       ========           ========         ========         ========     ========       ========

Net income per share                   $   0.11           $   0.44         $   0.44         $   0.58     $   0.48       $   0.32
                                       ========           ========         ========         ========     ========       ========

Shares used in the computation
of net income per share                   6,000              6,000            6,000            6,000        4,472          4,300

(1) The Company elected to change its fiscal year-end from March 31 to December 31, effective for the period ended December 31, 1996. As a result of this change the Company has shown unaudited comparative information for the nine months ended December 31, 1995.

(2) State income taxes have been reclassified from operating expenses to income tax expense in the prior year amounts to conform with the presentation of corresponding amounts in the current period.



                                December
                                  31,                  March 31,
                                 1996      1996      1995      1994      1993
                               -------   -------   -------   -------   -------
                                               (in thousands)
Balance Sheet Data

Working capital                $22,819   $25,036   $17,763   $21,734   $ 4,531

Total assets                    66,477    66,772    46,442    39,287    21,138

Long-term debt                  21,970    23,248     7,208     3,967     4,573

Stockholders' equity            32,326    31,665    28,956    25,554     7,201





Acquisition Data
Acquisitions made by FinishMaster have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Operating results of these acquired organizations are included in FinishMaster's financial statements from the respective dates of purchase. Details of these acquisitions are contained in the notes to the consolidated financial statements.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was founded in 1968 as a single outlet in Grand Rapids, Michigan. As of December 31, 1996, the Company had grown to 54 outlets in twelve states. The Great Lakes and East Coast Regions (Illinois, Indiana, Michigan, Ohio, Wisconsin, Pennsylvania, Delaware, New Jersey, Maryland and Virginia) are
supported  by a 38,500  square  foot  distribution  center  near  Grand  Rapids,
Michigan. In addition the Company operates a total of approximately 10,000 square feet of warehouse space in Arlington, Texas to service its present product requirements in the Southwest Region. As a result of the efficiencies gained in the Southwest Region, the Company plans to close the distribution center located in Arlington, Texas during the first quarter of 1997.

The increase in the number of outlets has primarily been a result of the Company's acquisition strategy. In 1986 the Company entered the Detroit market, its first expansion into a major metropolitan area. In 1989 the Company expanded into Illinois by acquiring businesses in metropolitan Chicago and began a strategy to achieve dominance in the Great Lakes Region focused around its central distribution center. To further its strategy of dominating this region, in 1992 the Company expanded into the Wisconsin market and also entered the specialty manufacturing market, primarily the van conversion and truck cap markets, in northern Indiana. In 1993, the Company further expanded the Indiana market with acquisitions in the Indianapolis area. In twelve months ended March 31, 1995, the Company entered the Ohio market and during the third quarter of fiscal 1995, the Company established a Southwest Region by acquiring seven outlets in Texas. FinishMaster intensified acquisitions in fiscal 1996 acquiring a total of 16 separate entities totaling 35 outlets in Michigan, Pennsylvania, Delaware, New Jersey, Oklahoma, and Texas. The 35 outlets have been consolidated to 19 outlets. In the nine months ended December 31, 1996 the Company strengthened its East Coast Region by acquiring three outlets in Virginia and three outlets in Maryland.

The Company's revenues are derived primarily from the sales of automotive paints and related supplies to independent automotive body repair shops, automobile dealerships and specialty manufacturers. While the margins on automotive paints and those on related accessories differ, historically the mix of the Company's revenues and margins have been relatively consistent. For example, the Company's revenues for the nine months ended December 31, 1996, were approximately 70% attributable to automotive paints and 30% to all refinishing accessories, which include FinishMaster PrivateBrand products. These products include some of the most frequently used refinishing accessories, such as masking materials, body fillers, thinners, reducers and cleaners.

The Company purchases the majority of its products from four major manufacturers of automotive paint and refinishing supplies; BASF, DuPont, 3M, and PPG. Purchases are generally made in large volumes to maximize manufacturer volume discounts and optimize payment terms. The Company often takes advantage of periodic supplier special incentive programs which provide additional purchase discounts and extend the due date of purchases beyond normal terms with large volume purchases. The Company also benefits from manufacturer provided discounts upon early payment of certain accounts.

Inventory obsolesce is minimal as branded products carry the manufacturers' guaranties, with defective products returned at no charge to the Company and obsolete products are accepted for a slight restocking fee. The Company has arrangements with its suppliers to balance inventory and/or credit the Company for a certain percentage of returned merchandise.

The results of operations and financial condition are presented based on historical cost. While it is difficult to measure the impact of inflation, the Company believes that the effect of inflation on its operations has been immaterial.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated certain items from the Company's Statement of Operations as a percentage of net sales.

                                          Nine Months        Nine Months
                                        Ended December      Ended December     Year Ended March 31,
                                             31,              31, 1995
                                            1996            (unaudited)        1996            1995
                                        --------------      --------------    ------          ------
Net sales                                  100.0%             100.0%          100.0%          100.0%

Cost of sales                               64.6               64.3            64.6            64.7
                                           -----              -----           -----           -----
Gross margin                                35.4               35.7            35.4            35.3

Operating expenses(1)                       16.0               14.7            15.3            13.3

Selling, general and administrative         13.8               13.2            13.5            13.5

Depreciation and amortization                2.9                1.9             1.9             1.7
                                           -----              -----           -----           -----
                                            32.7               29.8            30.7            28.5
                                           -----              -----           -----           -----
Income from operations (1)                   2.7                5.9             4.7             6.8

Investment income                            0.1                0.2             0.2             1.0

Interest expense                            (1.5)              (0.6)           (0.8)           (0.7)
                                           -----              -----           -----           -----

Income before income taxes                   1.3                5.5             4.1             7.1

Income tax expense(1)                         .6                2.1             1.6             2.7
                                           -----              -----           -----           -----
Net income                                    .7%               3.4%            2.5%            4.4%
                                           =====              =====           =====           =====


(1) State income taxes have been reclassified from operating expenses to income tax expense in the prior year percentages to conform with the presentation of corresponding percentages in the current period.

RESULTS OF OPERATIONS

Nine months ended December 31, 1996 versus Nine months ended December 31, 1995

For purposes of management's discussion and analysis, the audited amounts for the nine months ended December 31, 1996 are presented with the comparable unaudited amounts for the nine months ended December 31, 1995.

Net Sales. Net sales for the nine months ended December 31, 1996 were $95.8 million, an increase of approximately 24%, compared to $77.5 million for the nine months ended December 31, 1995. The sales increase resulted from sales generated by acquisitions in Maryland and Virginia in the nine months ended December 31, 1996. In addition, acquisitions in Delaware, Michigan, New Jersey, Oklahoma, Pennsylvania, and Texas in the prior fiscal year have contributed sales to the entire nine months ended December 31, 1996.

Gross Margin. Gross margin for the nine months ended December 31, 1996 was $33.9 million compared to $27.7 million for the nine months ended December 31, 1995 and as a percentage of net sales decreased to 35.4% from 35.7%. Gross margin percentage declined as a percentage of net sales as competitive pricing pressures increased in the nine months ended December 31, 1996 as paint manufacturers intensified efforts to gain market share.

Operating expenses. Operating expenses for the nine months ended December 31, 1996 were $15.3 million compared to $11.4 million for the nine months ended December 31, 1995. Operating expenses as a percentage of net sales increased to 16.0% for the nine months ended December 31, 1996 compared to 14.7% for the nine months ended December 31, 1995. Operating expenses consist of wages, building and vehicle costs for the outlets and the distribution centers. The increase as a percentage of net sales resulted from higher operating costs of recent acquisitions along with one-time expenses related to consolidating and relocating several facilities. Efficiencies gained from store consolidations in the Southwest Region has enabled the Company to close its Texas distribution center during the first quarter of 1997. Certain expenses related to the closing of the Texas distribution center affected the nine months ended December 31, 1996. The additional expense increase was partially offset by the Company's programs to reduce costs.

Selling, general and administrative. S, G, & A expenses for the nine months ended December 31, 1996 were $13.2 million compared to $10.2 million for the nine months ended December 31, 1995. S, G, & A expenses as a percentage of net sales increased to 13.8% for the nine months ended December 31, 1996 compared to 13.2% for the nine months ended December 31, 1995. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity. The higher expense level resulted from higher costs of recent acquisitions along with an increase in bad debt expense due to a customer dispute over the collectability of an account receivable. The Company believes this account is collectible in the future, but because of the uncertainty of this transaction, the Company reserved an allowance for this account. The Company expects a reduction in expenses as a percentage of sales as efficiencies are gained from recent acquisitions and the cost reduction programs developed by the Company are in place for an extended period of time.

Depreciation and amortization. Depreciation and amortization for the nine month period was $2.8 million compared to $1.4 million for the nine months ended December 31, 1995. Depreciation and amortization as a percentage of net sales increased to 2.9% for the nine months ended December 31, 1996 compared to 1.9% for the nine months ended December 31, 1995. Depreciation and amortization consists primarily of depreciation expenses related to the corporate distribution center and store locations and amortization of goodwill and non-compete costs related to acquisitions. The increase results from amortization of intangibles and depreciation of fixed assets incurred in connection with the Company's acquisitions in Virginia and Maryland during the current period and a full year's amortization and depreciation for prior year's acquisitions along with revisions to the estimated lives of certain intangibles.

Operating Income. As a result of the foregoing, income from operations for the nine months ended December 31, 1996 was $2.6 million compared to $4.6 million for the nine months ended December 31, 1995. Income from operations as a percentage of net sales decreased to 2.7% for the nine months ended December 31, 1996 compared to 5.9% for the nine months ended December 31, 1995.

Investment income. Investment income for the nine months ended December 31, 1996 was $0.1 million compared to $0.2 million for the nine months ended December 31, 1995. Investment income includes primarily earnings on investments.

Interest expense. Interest expense for the nine months ended December 31, 1996 was $1.4 million compared to $0.5 million for the nine months ended December 31, 1995. Interest expense primarily includes interest on mortgages and notes payable to former owners of acquired businesses as well as interest on the Company's line of credit. The increase was the result of interest incurred in connection with seller financing for current year acquisitions and the increased use of the Company's line of credit to support acquisitions and working capital requirements.

Provision for Income Tax. The Company's effective tax rate for the for the nine months ended December 31, 1996 was 48% compared to 38% for the nine months ended December 31, 1995. This rate varied from the Company's statutory tax rate of 34% primarily due to state taxes along with certain expenses which are not deductible for tax purposes.


Twelve months ended March 31, 1996 versus Twelve months ended March 31, 1995

Net Sales. Net sales increased $28.1 million or 35.4% from $79.4 million for the twelve months ended March 31, 1995 to $107.5 million for the twelve months ended March 31, 1996. Of the net sales increase, $26.4 million resulted from sales generated by acquisitions in Michigan, Pennsylvania, Delaware, New Jersey, Oklahoma, and Texas, with the remainder coming from same outlet sales growth. Same outlet sales growth represents the increase in sales for a given outlet open for the period compared to the same period of the prior year.

Gross Margin. Gross margin increased from $28.0 million in 1995 to $38.0 million in 1996 and as a percentage of net sales from 35.3% to 35.4%. Gross margin percentage remained high due to the Company's participation in vendor discounts and volume buying to maximize profit opportunities.

Operating expenses. Operating expenses increased from $10.6 in 1995 million to $16.4 million in 1996 and as a percentage of net sales from 13.3% to 15.3%. Operating expenses consist of wages, building and vehicle costs for the outlets and the distribution center. The increase as a percentage of net sales resulted from rapid expansion in two new regions where additional fixed costs were added to support growth.

Selling, general and administrative. S, G, & A expenses increased from $10.7 million in 1995 to $14.5 million in 1996, however, remained constant as a percentage of net sales at 13.5%. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity. The higher expense level resulted from increased staffing and programs to support additional training, employee development, sales and customer service, and marketing programs to increase market penetration. In addition, expenses increased to support the new Southwest and East Coast Regions.

Depreciation and amortization. Depreciation and amortization increased from $1.4 million in 1995 to $2.1 million in 1996 and as a percentage of net sales from 1.7% to 1.9%. Depreciation and amortization consists primarily of depreciation expenses related to the corporate distribution center and amortization of goodwill and non-compete costs related to acquisitions. The increase results from amortization of intangibles incurred in connection with the Company's acquisitions in Michigan, Pennsylvania, Delaware, New Jersey, Oklahoma, and Texas during fiscal 1996 and a full year's amortization of intangibles for prior year's acquisitions.

Operating Income. As a result of the foregoing, income from operations decreased by 6.0% from $5.4 million in 1995 to $5.1 million in 1996 and decreased from 6.8% to 4.7% of net sales.

Investment income. Investment income decreased from $0.8 million in 1995 to $0.2 million in 1996 and decreased as a percentage of net sales from 1.0% to 0.2%. Investment income includes primarily earnings on the investments. Investment income was lower as funds from the Company's IPO were used to fund continued growth of the business.

Interest expense. Interest expense increased from $0.5 million in 1995 to $0.8 million in 1996 and increased as a percentage of net sales from 0.7% to 0.8%. Interest expense primarily includes interest on mortgages and notes payable to former owners of acquired businesses. The increase was the result of interest incurred in connection with seller financing for current year acquisitions.

Provision for Income Tax. The Company's effective tax rate for the year ended March 31, 1996 and 1995 was 40% and 38% respectively. This rate varied from the Company's statutory tax rate of 34% primarily due to state income taxes along with certain expenses which are not deductible for tax purposes.

QUARTERLY INFORMATION
The following table sets forth consolidated statements of operations data for each of the seven quarters ended December 31, 1996. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                          Quarterly Results for the Periods Ended


                                             December 31, 1996                           March 31, 1996
                                   -------------------------------------------------------------------------------------
                                    6/30/96    9/30/96     12/31/96     6/30/95     9/30/95   12/31/95      3/31/96
                                                           (in thousands, except per share data)


Net sales                          $ 33,149    $ 33,399    $ 29,274    $ 23,485    $ 26,928    $ 27,125    $ 29,973

Cost of sales                        21,222      21,584      19,125      15,019      17,417      17,403      19,660
                                   --------    --------    --------    --------    --------    --------    --------
Gross margin                         11,927      11,815      10,149       8,466       9,511       9,722      10,313

Operating expenses (1)                5,062       5,182       5,069       3,337       3,886       4,176       4,982

Selling, general and
   administration                     4,425       4,062       4,705       3,154       3,494       3,584       4,235

Depreciation and amortization(2)        705         769       1,346         425         483         541         641
                                   --------    --------    --------    --------    --------    --------    --------
Income(loss) from operations (1)      1,735       1,802        (971)      1,550       1,648       1,421         455

Investment income, net                   29          12          36         104          37          20          22

Interest expense                       (478)       (509)       (386)       (151)       (164)       (186)       (340)
                                   --------    --------    --------    --------    --------    --------    --------
Income(loss) before income taxes      1,286       1,305      (1,321)      1,503       1,521       1,255         137

Income tax expense(benefit)(1)          587         478        (455)        571         572         489         135
                                   --------    --------    --------    --------    --------    --------    --------

Net income                         $    699    $    827    $   (866)   $    932    $    949    $    766    $      2

Net income per share(3)            $   0.12    $   0.14    $  (0.14)   $   0.16    $   0.16    $   0.13    $   0.00

(1) State income taxes have been reclassified from operating expenses to income tax expense to conform with the presentation of corresponding amounts in the current period.

(2) The increase in depreciation and amortization results from amortization of intangibles and depreciation of fixed assets incurred in connection with the Company's acquisitions in the nine months ended December 31, 1996 and a full year's amortization and depreciation for prior year's acquisitions along with revisions to the estimated lives of certain intangibles in the quarter ending December 31, 1996.

 (3) The sum of the quarterly net income(loss) per share amounts for the periods presented may not equal the annual amount reported as net income per share is computed independently for each quarter.



Seasonality  and  Quarterly  Fluctuations.  The  Company's  sales and  operating results have varied from quarter to quarter due to certain factors and the Company expects these fluctuations to continue. Chief among these factors are seasonal buying patterns of the Company's customers and the timing of acquisitions. Historically, outlet sales have slowed in the late fall and winter of each year largely due to inclement weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company's outlets is generally lower during the December and March quarters compared to the June and September quarters. In addition, the timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter. The Company takes advantage of periodic supplier special incentive programs which extend the due date of purchases beyond normal terms with large volume purchases. The timing of these programs can contribute to wide fluctuations in the Company's quarterly cash flow. Although the Company continues to investigate strategies to smooth the seasonal pattern of its quarterly results of operations, there can be no assurance that the Company's net sales, results of operations and cash flow will not continue to display these seasonal patterns.

INFLATION AND OTHER ECONOMIC FACTORS
Inflation  impacts  FinishMaster's  costs of materials sold,  salaries and other related costs of distribution. To the extent permitted by competition, FinishMaster has offset these higher costs of materials through selective price increases.

The Company's business may be negatively affected by cyclical economic downturns in the markets in which it operates. In addition, markets in the van conversion industry may increase the cyclical nature of the Company's operations. Sales in this market accounted for approximately 5-10% of sales for the periods reported. There is no assurance that the Company will not be materially adversely affected in the future by cyclical downturns in its markets. The Company's financial performance is also dependent on its ability to acquire businesses and profitably integrate them into their operations. The Company believes that future acquisitions in the Southwest and East Coast Regions, increased market penetration, store consolidations and improved operating efficiencies will bring the performance of recent acquisitions in line with existing outlets.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources are significantly affected by its acquisition activity. Acquisitions typically are financed by a combination of internally generated cash flow, seller financing and borrowings under the Company's loan facilities. The net proceeds from the public stock offering were $16.2 million and have been used for acquisitions as well as to meet working capital and other obligations in the prior periods. See notes to Consolidated Financial Statements.

The Company's operating activities provided $2.3 million of cash in the nine months ended December 31, used $0.5 million of cash for the year ended March 31, 1996 and provided $1.0 million in the year ended March 31, 1995.

The accounts receivable decrease of $2.3 million since March 31, 1996 was primarily the result of intensive collection activity with certain slower paying customers during the period. The accounts receivable increase of $4.7 million from March 31, 1995 to March 31, 1996 was primarily the result of acquisitions during that period.

The inventory increase of $1.3 million since March 31, 1996 was the result of $0.5 million from acquisition activity, with the remainder being special truckload purchases in advance of supplier price increases. Inventory days on hand were approximately 108 days in the period ended December 31, 1996 compared to 123 days in the period ended March 31, 1996. The decrease in days compared to the prior year is primarily due to the volume and timing of acquisitions and large inventory purchases. The inventory increase of $9.3 million from March 31, 1995 to March 31, 1996 was primarily the result of acquisition activity.

Accounts payable decreased approximately $2.3 million since March 31, 1996 primarily due to extended term purchases near the end of March 31, 1996 with payments coming due in the period ended December 31, 1996. Accounts payable increased approximately $1.0 million from March 31, 1995 to March 31, 1996 primarily due to a high volume of inventory purchases, which were offset by payment discounts to major vendors.

The Company's investing activities in the period ended December 31, 1996 primarily consisted of an acquisition with a purchase price of $3.1 million financed in part by $1.2 million of long-term obligations to the seller. The twelve months ended March 31, 1996 investing activities primarily consisted of the sale of marketable securities of $6.9 million used to fund acquisition downpayments of $11.4 million. The balance of acquisition down payments were funded through the Company's credit facilities.

The Company believes its cash and other liquid resources, cash flow generated from operating activities, and the $10.8 million of available line of credit, will be sufficient to support operations and general capital requirements for the next twelve months. Depending on the availability of acquisitions, the Company may incur additional debit or issue equity securities. There can be no assurance that such additional capital will be available to the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The response to this item is submitted in a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1996.

ITEM 11 - EXECUTIVE COMPENSATION
Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1996.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

     (3) Listing of Exhibits
                  The following exhibits, unless otherwise indicated, have been filed as exhibits to Form S-1 Registration Statement, No. 33-73804, effective date of February 22, 1994 and are hereby incorporated by reference.

           Exhibit
             No.                               Description of Document

         2.1* Agreement and Plan of Merger by and between FinishMaster, Inc., a Michigan corporation, and FinishMaster, Inc., an Indiana corporation, dated November 12, 1996

         3.1* Articles of Incorporation of FinishMaster, Inc., an Indiana corporation


         3.2*     Bylaws of  FinishMaster,  Inc.,  an Indiana  corporation

         10.1 Deferred Compensation Agreement dated April 1, 1977 by and between the Company and James F. White

         10.11 Amendment to Deferred Compensation Agreement dated December 15, 1995 by and between the Company and James F. White(incorporated by reference to Form 10-Q dated December 31, 1995)

         10.12 Loan Agreement dated June 7, 1990 between the Company and FB Annuity Company relating to the purchase of the Company's Kentwood, Michigan central distribution facility

         10.13    FinishMaster Inc. Stock Option Plan

         10.14 Stock Transfer Agreement dated November 30, 1993 between the Company and Maxco, Inc.

         10.15 Intercompany Agreement dated December 31, 1993 between the Company and Maxco, Inc.

         10.16 Credit Agreement dated August 24, 1995 between the Company and National Bank of Detroit to fund acquisitions and working capital requirements(incorporated by reference to Form 10-Q dated September 30, 1995)

         10.17    Amendment to Credit Agreement dated July 1, 1996

         10.18*   Amendment to Credit Agreement dated February 18, 1997

         11.1*    Statement regarding computation of per share earnings

         21.1*    Subsidiary of the Registrant

         27.1*    Financial Data Schedule

         *        Filed herewith

(b)     Reports on Form 8-K:
                           Form 8-K was originally filed on July 16, 1996 regarding a change in control of Registrant and a change in Registrant's certifying accountant, as amended by a Form 8-K/A filed on July 29, 1996 regarding a clarification with respect to the change in Registrant's certifying accountant.


                           Form 8-K was filed on November 8, 1996 regarding a change in the fiscal year of the Registrant from a fiscal year ending March 31 to a fiscal year ending December 31.


(c)     Exhibits
        -Amendment to Credit Agreement
        -Subsidiary of the Registrant
        -Financial Data Schedule

(d)     Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 14, 1997 FINISHMASTER, INC.

                              By   /S/THOMAS U. YOUNG
                                   -------------------------------------
                                   Thomas U. Young, President,
                                   Vice Chairman of the Board, and
                                   Chief Operating Officer


                              By   /S/ROGER A. SOROKIN
                                   -------------------------------------
                                   Roger A. Sorokin, Vice President-Finance
                                   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ANDRE B. LACY                 March 14, 1997         Chairman of the Board,
-----------------------------------------------         Chief Executive Officer
Andre B. Lacy                      Date                 and Director


/S/WILLIAM J. FENNESSY           March 14, 1997         Treasurer and Director
-----------------------------------------------
William J. Fennessy                Date


/S/ROBERT H. REYNOLDS            March 14, 1997         Secretary
-----------------------------------------------
Robert H. Reynolds                 Date


/S/MARGOT L. ECCLES              March 14, 1997         Director
-----------------------------------------------
Margot L. Eccles                   Date


/S/PETER L. FRECHETTE            March 14, 1997         Director
-----------------------------------------------
Peter L. Frechette                 Date


/S/MICHAEL J. SIEREVELD          March 14, 1997         Director
-----------------------------------------------
Michael J. Siereveld               Date


/S/WALTER S. WISEMAN             March 14, 1997         Director
-----------------------------------------------
Walter S. Wiseman                  Date

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) AND (2), (c), AND (d)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                       NINE MONTHS ENDED DECEMBER 31,1996

                               FINISHMASTER, INC.

                               KENTWOOD, MICHIGAN

FORM 10-K--ITEM 14(a)(1) AND (2)

FINISHMASTER, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of FinishMaster, Inc. and Subsidiary are included in Item 8:

                                                              Page

Reports of Independent Auditors ............................   21

Consolidated Balance Sheets ................................   24

Consolidated Statements of Operations ......................   25

Consolidated Statements of Cash Flows ......................   26

Consolidated Statements of Stockholders' Equity.............   27

Notes to Consolidated Financial Statements .................   28


The following consolidated financial statement schedule of FinishMaster, Inc. and Subsidiary is submitted herewith:

Schedule II.................................................   35


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
FinishMaster, Inc.

We have audited the accompanying consolidated balance sheet of FinishMaster, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine-month period ended December 31, 1996. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FinishMaster, Inc. and Subsidiary at December 31, 1996 and the consolidated results of their operations and their cash flows for the nine-month period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                           COOPERS & LYBRAND LLP

Grand Rapids, Michigan
February 18, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
FinishMaster, Inc.



We have audited the accompanying consolidated balance sheet of FinishMaster, Inc. and Subsidiary as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FinishMaster, Inc. and Subsidiary at March 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


                                                 ERNST & YOUNG LLP
Detroit, Michigan
April 18,1996

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
FinishMaster, Inc.



We have audited the consolidated financial statements of FinishMaster, Inc. as of March 31, 1996 and 1995 and for the years then ended, and have issued our report thereon dated April 18, 1996. Our audits also included Schedule II of FinishMaster, Inc. which is included in the related schedule of FinishMaster, Inc. in its Annual Report on Form 10-K for the year ended March 31, 1996. This financial statement schedule is the responsibility of FinishMaster, Inc. management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statements schedule of FinishMaster, Inc. referred to above, when considered in relation to the FinishMaster, Inc. basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  ERNST & YOUNG LLP
Detroit, Michigan
April 18, 1996

CONSOLIDATED BALANCE SHEETS

FINISHMASTER, INC. AND SUBSIDIARY

                                                                  December 31,  March 31,
                                                                      1996        1996
                                                                    --------    --------
                                                                        (in thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents
                                                                    $    300    $  1,109

     Accounts receivable, net of allowance for doubtful
         accounts of $700,000 and $350,000, respectively              12,752      15,119

     Inventory                                                        24,828      23,502

     Deferred income taxes
                                                                         474         293

     Prepaid expenses and other current assets                           785         515
                                                                    --------    --------
TOTAL CURRENT ASSETS                                                  39,139      40,538

PROPERTY AND EQUIPMENT

     Land                                                                368         368

     Buildings and improvements                                        3,105       2,927

     Machinery, equipment and fixtures                                 5,964       5,809
                                                                    --------    --------
                                                                       9,437       9,104

     Accumulated depreciation
                                                                      (2,866)     (2,855)
                                                                    --------    --------
                                                                       6,571       6,249
OTHER ASSETS

     Intangible assets, net                                           20,357      19,805

     Deferred income taxes                                               289          70

     Other                                                               121         110
                                                                    --------    --------
                                                                      20,767      19,985
                                                                    --------    --------
                                                                    $ 66,477    $ 66,772
                                                                    ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Note payable, bank                                             $  1,841    $   ----

     Accounts payable                                                  7,786      10,093

     Accrued expenses and other current liabilities                    2,554       1,766

     Current maturities of long-term obligations                       4,139       3,643
                                                                    --------    --------


TOTAL CURRENT LIABILITIES                                             16,320      15,502



LONG-TERM OBLIGATIONS, less current maturities                        17,831      19,605

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

     Preferred stock, no par value, 1,000,000 shares authorized;
         no shares issued and outstanding

     Common stock, $1 stated value; 10,000,000 shares authorized;
         6,000,140 and 6,000,000 shares issued and outstanding         6,000       6,000

     Additional paid-in capital                                       14,509      14,508

     Retained earnings
                                                                      11,817      11,157
                                                                    --------    --------


                                                                      32,326      31,665
                                                                    --------    --------

                                                                    $ 66,477    $ 66,772
                                                                    ========    ========





The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

FINISHMASTER, INC. AND SUBSIDIARY


                                              Nine Months
                                                Ended        Year Ended March 31,
                                              December 31,
                                                1996         1996         1995
                                              ---------    ---------    ---------
                                              (in thousands, except per share data)
NET SALES                                     $  95,822    $ 107,511    $  79,382

COST OF SALES                                    61,931       69,499       51,334
                                              ---------    ---------    ---------

                   GROSS PROFIT                  33,891       38,012       28,048

EXPENSES:

   Operating                                     15,313       16,382       10,556
   Selling, general and administrative           13,192       14,467       10,700
   Depreciation                                     755          779          560
   Amortization of intangible assets              2,065        1,311          838
                                              ---------    ---------    ---------
                                                 31,325       32,939       22,654
                                              ---------    ---------    ---------

INCOME FROM OPERATIONS                            2,566        5,073        5,394

OTHER INCOME (EXPENSE):
   Investment income                                 77          183          755
   Interest expense                              (1,373)        (841)        (520)
                                              ---------    ---------    ---------

                                                 (1,296)        (658)         235
                                              ---------    ---------    ---------



INCOME BEFORE INCOME TAXES                        1,270        4,415        5,629
   Income tax expense                               610        1,766        2,167
                                              ---------    ---------    ---------

                 NET INCOME                   $     660    $   2,649    $   3,462
                                              =========    =========    =========
     NET INCOME PER SHARE                     $     .11    $     .44    $     .58
                                              =========    =========    =========


       WEIGHTED AVERAGE NUMBER OF SHARES OF       6,000        6,000        6,000
       COMMON STOCK OUTSTANDING               =========    =========    =========




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FINISHMASTER, INC. AND SUBSIDIARY



                                                      Nine months
                                                         ended       Year ended March 31,
                                                       December 31,
                                                          1996       1996         1995
                                                       ---------------------------------
                                                                  (in thousands)
OPERATING ACTIVITIES:

Net Income                                             $    660    $  2,649    $  3,462
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                           2,820       2,090       1,398
  Bad debt expense                                          798         548         439
  Deferred income taxes                                    (400)        (38)       (109)
  Changes in operating assets and liabilities:
  Account receivable                                      2,324      (1,997)     (1,467)
  Inventories                                              (815)       (778)     (1,664)
  Prepaids and other current assets                        (270)       (243)       (167)
  Accounts payable and other current liabilities         (2,775)     (2,694)       (843)
                                                       --------    --------    --------

NET CASH PROVIDED BY (USED IN) OPERATING  ACTIVITIES      2,342        (463)      1,049

INVESTING ACTIVITIES:

Business acquisitions                                    (3,083)    (22,193)     (8,851)
Purchases of property and equipment                        (620)       (762)       (439)
Sale of (investment in) marketable securities                --       6,906      (6,920)
Other                                                       (11)       (313)       (166)
                                                       --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES                    (3,714)    (16,362)    (16,376)

FINANCING ACTIVITIES:

Net borrowings under note payable, bank                   1,841          --          --
Proceeds from long-term obligations                       1,191      18,583       4,670
Repayment of long-term obligations                       (2,469)     (2,787)     (1,429)
                                                       --------    --------    --------
NET CASH PROVIDED BY FINANCING  ACTIVITIES                 563      15,796        3,241
                                                       --------    --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                      (809)     (1,029)    (12,086)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,109       2,138      14,224
                                                       --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    300    $  1,109    $  2,138
                                                       ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


Cash paid during the period for:
     Interest                                          $  1,313    $    762    $    511
                                                       ========    ========    ========
     Taxes                                             $    687    $    774    $  2,313
                                                       ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FINISHMASTER, INC. AND SUBSIDIARY


                                                         Additional      Net
                                              Common       paid-in   Unrealized     Retained
                                               Stock      Capital    Gain/(Loss)    Earnings     Totals
                                              ---------------------------------------------------------
                                                                    (in thousands)
BALANCES AT APRIL 1, 1994                      $  6,000    $ 14,508    $     --    $  5,046   $ 25,554

     Net unrealized loss on
     marketable securities                                                  (60)                   (60)

     Net income for the year                                                          3,462      3,462
                                               --------    --------    --------    --------   --------
BALANCES AT MARCH 31, 1995                        6,000      14,508         (60)      8,508     28,956

     Adjustment related to sale of marketable                                60                     60

     Net income for the year                                                          2,649      2,649
                                               --------    --------    --------    --------   --------
BALANCES AT MARCH 31, 1996                        6,000      14,508          --      11,157     31,665

     Options exercised                                                        1                      1

     Net income for the nine month period                                               660        660
                                               --------    --------    --------    --------   --------
BALANCES AT DECEMBER 31, 1996                  $  6,000    $ 14,509    $     --    $ 11,817   $ 32,326
                                               ========    ========    ========    ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINISHMASTER, INC. AND SUBSIDIARY


1.  SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company is a leading distributor of automotive paints, coatings and paint-related accessories to the automotive collision repair industry. As of December 31, 1996 the Company operated 54 sales outlets and two distribution centers in twelve states organized into three major geographic regions, the Great Lakes Region, the Southwest Region and the Eastern Region. The Company has approximately 12,000 customers that it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster PrivateBrand refinishing accessory products.

Majority Stockholder: On February 23, 1994, the Company completed the initial public offering of common stock on the NASDAQ national market under the trading symbol "FMST." The Company sold 1.7 million shares of common stock at an initial public offering price of $10.50 per share. The net proceeds from the offering of approximately $16.2 million were used by FinishMaster to fund acquisitions, repay indebtedness, finance working capital and for general corporate purposes. As a result of these transactions, 4,045,000 shares or 67.4% of the Company's outstanding stock was owned by Maxco at March 31, 1996. On July 9, 1996, LDI AutoPaints, Inc., an Indiana corporation, purchased all of the shares of common stock owned by Maxco, Inc. Effective December 31, 1996, LDI, Ltd. transferred to LDI AutoPaints 100 shares of the Company which it had purchased on the open market in August, 1995. As a result of these transactions, LDI AutoPaints, Inc.'s ownership of FinishMaster stock was 4,045,100 shares or 67.4% at December 31, 1996.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the consolidated accounts of FinishMaster and Refinishers Warehouse, Inc. Sales by Refinishers Warehouse are primarily to FinishMaster and are eliminated in consolidation. All other significant intercompany and equity accounts and transactions are eliminated. References to the Company or FinishMaster throughout this report the consolidated entity.

Transactions with Majority Stockholder: Prior to July 9, 1996, the company received certain services from Maxco, Inc. These services included central processing of all insurance, including employee benefit coverages, general and automobile liability, property and casualty. All expenses directly attributable to FinishMaster were allocated by Maxco to FinishMaster.

Preferred Stock: FinishMaster has authorized up to 1,000,000 shares of preferred stock for possible future issuance.

Cash and Cash Equivalents: The Company considers cash and other highly liquid investments with maturities of 90 days or less, including investments in interest bearing repurchase agreements, as cash and cash equivalents.

Receivables: Trade accounts receivable represent amounts due primarily from automotive body repair shops and dealerships. Trade receivables are typically not collateralized.

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and consist primarily of purchased paint and refinishing supplies. Substantially all inventories consist of finished goods.

Properties and Depreciation: Property and equipment are stated on the basis of cost and include expenditures for new facilities and equipment and those which materially extend the useful lives of existing facilities and equipment.

Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation for financial reporting purposes is computed by the straight-line method based on the estimated useful lives of the assets.

FINISHMASTER, INC. AND SUBSIDIARY


1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Deferred income taxes are recognized for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The income tax provision is the tax payable/recoverable for the period and the change during the period in deferred tax assets and liabilities.

Intangibles: Intangibles primarily consist of the excess of cost over fair market value of net assets of acquired businesses. Intangible assets, including non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 40 years.

The carrying value of goodwill is periodically reviewed to determine if an impairment, has occurred. The Company measures the potential impairment of recorded goodwill based on the undiscounted cash flows of the entity acquired over the remaining amortization period.

Advertising: Advertising costs are expensed as incurred. The amounts were immaterial for all periods presented.

Earnings per Share: In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15, Earnings per Share, which is superseded by this Statement. This Statement is effective for financial statements issued for periods ending after December 15, 1997, with early application being prohibited. The Company has not yet determined the impact of this Statement on the consolidated financial statements.

Reclassification: Certain reclassifications have been reflected in prior year amounts to conform with the presentation of corresponding amounts in the current period.



2.  CHANGE IN FISCAL YEAR

The Company elected to change its fiscal year-end from March 31 to December 31, effective for the period ending December 31, 1996. Comparative information for the nine months ended December 31, 1996, 1995 and 1994 is as follows:


                                 1996              1995                1994
                                                (unaudited)         (unaudited)
                              --------------------------------------------------
                                   (in thousands, except per share data)

Net sales                      $  95,822          $  77,538         $  57,685

Gross margin                      33,891             27,699            20,080

Income taxes                         610              1,645             1,596

Net income                           660              2,647             2,639

Net income per share                0.11               0.44              0.44

FINISHMASTER, INC. AND SUBSIDIARY


3.  ACQUISITIONS

The following table summarizes the assets purchased in acquisitions made by FinishMaster in each of the periods presented. These acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Intangible assets related to goodwill and covenants not to compete were recorded with each acquisition.


                                      Nine Months
                                        Ended
                                      December 31,      Year Ended March 31,

                                         1996            1996          1995
                                       --------------------------------------
                                                    (in thousands)

Accounts receivable                    $   755         $ 3,229       $ 1,313

Inventory                                  511           8,500         2,392

Equipment and other                        456           1,492           878

Intangible assets                        2,617          13,247         5,624
                                       -------         -------       -------
                                         4,339          26,468        10,207

Accounts payable                         1,256           4,275         1,356
                                       -------         -------       -------


ACQUISITION PRICE                        3,083          22,193         8,851

Acquisition debt                         1,191          10,774         4,670
                                       -------         -------       -------


NET ASSETS OF BUSINESSES ACQUIRED,
NET OF ACQUISITION DEBT
                                       $ 1,892         $11,419       $ 4,181
                                       =======         =======       =======

Number of acquisitions                       1              16             5




The acquisitions were funded with cash and debt. Operating results of these acquired organizations are included in FinishMaster's financial statements from the respective dates of purchase. The acquisitions made during the nine months ended December 31, 1996 and years ended March 31, 1996 and 1995 were not significant to reported results of operations, cash flows or financial position.

The following table sets forth the unaudited pro forma results of operations for the current period in which acquisitions occurred and for the immediately preceding period as if the acquisitions were consummated at the beginning of the immediately preceding period. This proforma information does not purport to be indicative of what would have been made as of those dates or of results which may occur in the future.

                                            Nine Months
                                              Ended
                                            December 31,   Year Ended March 31,

                                                 1996             1996
                                           ----------------------------------
                                            (in thousands except per share data)

Net Sales                                     $  96,456       $  115,104

Net Income                                          667            2,737

Net Income per common share                        0.11             0.46

Weighted average number of common shares          6,000            6,000

FINISHMASTER, INC. AND SUBSIDIARY


4. INTANGIBLE ASSETS

Intangible assets consisted of the following:




                                              December 31,          March 31,
                                                  1996                1996

                                              ----------------------------------
                                                        (in thousands)

Non-compete agreements                          $  10,860             $   9,760


Goodwill                                           16,044                14,552
                                                ---------             ---------
                                                   26,904                24,312


Less accumulated amortization                       6,547                 4,507
                                                ---------             ---------

Intangible assets, net                          $  20,357             $  19,805
                                                =========             =========



5.  LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                                                            December 31,          March 31,
                                                                                1996                1996
                                                                             ---------------------------------
                                                                                      (in thousands)

Notes payable, to former owners of acquired businesses with
     interest at various rates up to 9%, due 1997 though 2004                 $ 12,911            $13,535

Note payable,  to bank under line of credit with
     interest rate not exceeding the
     prime interest rate(7.71% at December
     31,1996),  due in 2001                                                      7,288              7,809

Mortgage note payable, collateralized by a building, to an
     insurance corporation with interest at  8.05%, due July, 2000               1,587              1,625

Other long-term financing at various rates                                         184                279
                                                                             ---------          ---------
                                                                                21,970             23,248

Less current maturities                                                          4,139              3,643
                                                                              --------           --------

                                                                              $ 17,831            $19,605
                                                                              ========           ========





The aggregate principal payments for the next five years subsequent to December 31, 1996 are as follows:


                1997                     $  4,139,000
                1998                        3,921,000
                1999                        3,733,000
                2000                        4,354,000
                2001                        4,852,000
                Thereafter                    971,000
                                         ------------
                                         $ 21,970,000
                                         ============



The Company has a $5.0 million unsecured line of credit at a rate of 8.25% to fund periodic working capital requirements and a separate $15.0 million unsecured line of credit to fund acquisitions. At December 31, 1996 there was $10.8 million of these credit facilities available. These lines contain restrictive covenants which require maintenance of certain financial ratios including working capital, debt and interest coverage.

FINISHMASTER, INC. AND SUBSIDIARY


5. LONG-TERM OBLIGATIONS (continued)

The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable and accounts payable approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements. A table comparing December 31, 1996 and March 31, 1996 carrying amounts and estimated fair values is as follows:

                                       December 31,                 March 31,
                                          1996                       1996
                                      -----------------------------------------
                                                   (in thousands)

    Carrying amount                      $  23,811                  $  23,248
                                         =========                  =========
    Fair value                           $  23,500                  $  22,800
                                         =========                  =========



6.  EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan which covers substantially all employees who have met certain requirements as to date of service. FinishMaster contributes $.20 for each $1 contributed by employees up to 6% of their annual compensation. In addition, FinishMaster contributes, at the discretion of the Board of Directors, an additional amount equal to 1% of the employees' annual compensation. Company contributions charged to operations under the Plan were approximately $189,000 for the nine months ended December 31, 1996 and $198,000 and $178,000 for the years ended March 31, 1996 and 1995, respectively.


7.  STOCK OPTIONS

On November 30, 1993, an Employee Stock Option Plan was ratified to grant options on up to 600,000 shares of the Company's common stock to officers, key employees and non-employee directors of the Company. All options granted under this plan have been granted at a price equal to the market price at the date of the grant. Options granted in the year ended March 31, 1994 had a vesting period of two years. Options granted in the year ended March 31, 1996 were fully vested when granted. All options granted have a maximum life of ten years from the date of the grant.

Options are granted at not less than the fair market value of the Company's common stock on the date of grant, therefore, no compensation is recognized. Had compensation expense been determined at the date of the grant based on the fair value of the awards consistent with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the proforma amounts indicated in the following table:


                                   Nine Months           Year Ended
                                 Ended December 31,        March 31,
                                      1996                  1996
                                ------------------------------------
      Net Income
          As Reported                 $ 660                $ 2,649
          Pro Forma                   $ 660                $ 2,010

      Earnings per share
          As Reported                 $0.11                $  0.44
          Pro Forma                   $0.11                $  0.34

FINISHMASTER, INC. AND SUBSIDIARY



7.  STOCK OPTIONS(continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 1996 and March 31, 1996 respectively: risk free rate of 5.7 percent; no dividend yield for all years; expected life 8 years; and volatility of 46.8 percent. Option valuation models, like the stock price Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                                      December 31, 1996                  March 31, 1996                  March 31, 1995

                                                 Weighted-Avg.                   Weighted-Avg.                   Weighted-Avg.
                                                   Exercise                         Exercise                         Exercise
                                   Options           Price           Options          Price          Options          Price

Outstanding-beginning
of year                            222,085          $10.72           123,800         $10.50           124,540         $10.50

Granted                                                               99,500         $11.00                           $10.50
Exercised                              140          $10.50

Forfeited                           52,635          $10.76             1,215         $10.50               740         $10.50
                                    ------          ------             -----         ------           -------         ------
Outstanding-end of year            169,310          $10.71           222,085         $10.72           123,800         $10.50
                                   =======          ======           =======         ======           =======         ======

Exerciseable at end of
year($10.50 to $11.00
per share)                         169,310          $10.71           222,085         $10.72
                                   =======          ======           =======         ======



The weighted-average fair value of options granted during the year ended March 31, 1996 was $6.65 per option. The remaining contractual life of options outstanding at December 31, 1996 is 7.9 years.



8.  INCOME TAXES

The provision for federal and state income taxes consisted of the following:


                 Nine Months Ended               Year Ended March 31,
                 December 31, 1996             1996               1995
                 -------------------------------------------------------------
                                    (in thousands)

Current:
   Federal         $ 778                     $1,477             $   1,976
   State             232                        327                   300
Deferred            (400)                       (38)                 (109)
                    ----                        ---                  ----
                   $ 610                     $1,766             $   2,167
                   =====                     ======             =========

FINISHMASTER, INC. AND SUBSIDIARY


8.  INCOME TAXES(continued)

The reconciliation of income taxes computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                         Nine Months
                                                            Ended                        Year Ended March 31,
                                                          December
                                                          31, 1996                      1996            1995
                                                     -------------------       ---------------    ----------------

Federal statutory tax rate                                  34.0%                       34.0%             34.0%

State tax provision(net of federal income tax
    benefit of state taxes)                                  8.3                         4.9               3.5

Other                                                        5.7                         1.1               1.0
                                                     -------------------       ---------------    ----------------
Effective tax rate                                          48.0%                       40.0%             38.5%
                                                     ===================       ===============    ================


Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and March 31, 1996, are as follows:


                                          December 31, 1996   March 31, 1996
                                          ---------------------------------
                                                      (in thousands)


Deferred tax assets
     Amortization of intangibles            $  647                     $ 287
     Allowance for doubtful accounts           277                       119
     Inventory                                 190                       188
     Other, net                                 23                         6
                                           -------                   -------
                                             1,137                       600

Deferred tax liabilities
     Depreciation                              374                       237
                                           -------                   -------
                                            $  763                     $ 363
                                            ======                   =======




9.  CONTINGENCIES AND COMMITMENTS

FinishMaster occupies facilities and uses equipment under operating lease agreements requiring annual rental payments approximating the following amounts for the five years subsequent to December 31, 1996:



                               1997               $  2,679,000
                               1998                  2,223,000
                               1999                  1,855,000
                               2000                  1,284,000
                               2001                    336,000
                               Thereafter              563,000
                                                  ------------
                                                  $  8,940,000
                                                  ============

Rent expense charged to operations including short-term leases for the nine months ended December 31, 1996 aggregated $2,783,000. Rent expense for the years ended March 31, 1996 and 1995 aggregated $2,500,000 and $1,706,000, respectively.

FinishMaster is not involved in any material legal actions.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)


-----------------------------------------------------------------------------------------------------------------------------------

        COL. A                COL. B                             COL. C                           COL. D                 COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
                                                                     ---------------------------
                                                                                        Charged
                                                     Balance at       Charged to       to Other
                                                    Beginning of       Costs and       Accounts--   Deductions--        Balance at
                   DESCRIPTION                         Period          Expenses      Describe        Describe         End of Period
-----------------------------------------------------------------------------------------------------------------------------------
Nine months ended December 31, 1996:
       Allowance for doubtful accounts               $  350               $798                          $448  (A)        $700
                                                     ------               ----                          ----             ----

Year ended March 31, 1996:
       Allowance for doubtful accounts               $  260               $548                          $458  (A)        $350
                                                     ------               ----                          ----             ----

Year ended March 31, 1995:
       Allowance for doubtful accounts               $  155               $439                          $334  (A)        $260
                                                     ------               ----                          ----             ----


(A) Represents uncollectible accounts written off, less recoveries.

                        FINISHMASTER, INC. AND SUBSIDIARY
                           ANNUAL REPORT ON FORM 10-K

EXHIBITS


Exhibit       ......................... ..............................     PAGE

    2.1         Agreement and Plan of Merger by and between
                FinishMaster, Inc.,  a Michigan corporation,
                and FinishMaster, Inc., an Indiana corporation,
                dated November 12, 1996......................................37

    3.1         Articles of Incorporation of FinishMaster, Inc.,
                an Indiana corporation.......................................41

    3.2         Bylaws of FinishMaster, Inc., an Indiana corporation.........44

  10.18         Amendment to Credit Agreement ...............................47

   11.1         Statement regarding computation of per share earnings........49

   21.1         Subsidiary of the Registrant.................................50

   23.1         Consent of Independent Auditors..............................51

   27.1         Financial Data Schedule......................................52

FINISHMASTER INC. AND SUBSIDIARY

EXHIBIT 2.1-AGREEMENT AND PLAN OF MERGER

                          AGREEMENT AND PLAN OF MERGER
                               FINISHMASTER, INC.

Parties:

         THIS AGREEMENT AND PLAN OF MERGER ("Merger Agreement") is entered into by and between FinishMaster, Inc., a Michigan corporation ("FinishMaster-Michigan") and FinishMaster, Inc., an Indiana corporation ("FinishMaster-Indiana").

Recitals:

         1. FinishMaster-Michigan is a corporation duly organized and existing under the laws of the State of Michigan.

         2. FinishMaster-Indiana is a corporation duly organized and existing under the laws of the State of Indiana.

         3. On the date of this Merger Agreement, the authorized capital stock of FinishMaster-Michigan consists of (i) ten million (10,000,000) shares of common stock, without par value (the "FinishMaster-Michigan Common Stock"), of which six million (6,000,000) shares are issued and outstanding, and (ii) one million (1,000,000) shares of preferred stock, without par value, of which none are outstanding.

         4. On the date of this Merger Agreement, the authorized capital stock of FinishMaster-Indiana consists of (i) ten million (10,000,000) shares of common stock, without par value (the "FinishMaster-Indiana Common Stock"), of which ten (10) shares are issued and outstanding and owned by FinishMaster-Michigan, and (ii) one million (1,000,000) shares of preferred stock, without par value, of which none are outstanding.

         5. The respective Boards of Directors of FinishMaster-Michigan and FinishMaster-Indiana have determined that it is advisable and in the best interests of each such corporation that FinishMaster-Michigan merge with and into FinishMaster-Indiana upon the terms and subject to the conditions of this Merger Agreement for the purpose of effecting the reincorporation of FinishMaster-Michigan in the State of Indiana.

         6. The respective Boards of Directors of FinishMaster-Michigan and FinishMaster-Indiana have approved and adopted this Merger Agreement. The affirmative vote of the holders of a majority of the outstanding shares of FinishMaster-Michigan Common Stock entitled to vote on this Merger Agreement must approve this Merger Agreement for the merger to become effective. The Board of Directors of FinishMaster-Michigan has therefore directed that this Merger Agreement be submitted to a vote of its shareholders, which vote was taken at the duly called and constituted annual meeting of shareholders of FinishMaster-Michigan on September 18, 1996, and resulted in the approval of this Merger Agreement by such shareholders. FinishMaster-Michigan, as the sole shareholder of FinishMaster-Indiana, has unanimously approved this Merger Agreement by written consent dated as of November 12, 1996.

         7.  The  parties   intend  by  this  Merger   Agreement   to  effect  a
"reorganization" under Section 368 of the Internal Revenue Code of 1986, as amended.



Terms and Provisions:

         In consideration of the foregoing recitals and of the following terms and provisions, and subject to the following conditions, it is agreed:

         1. Merger. At the Effective Time (as defined in this Section 1), FinishMaster-Michigan shall be merged with and into FinishMaster-Indiana (the "Merger"). FinishMaster-Indiana shall be the surviving corporation of the Merger and the separate corporate existence of FinishMaster-Michigan shall cease. The Merger shall become effective upon the later of: (i) the filing of Articles of Merger with the Secretary of State of the State of Indiana, or (ii) the filing of a Certificate of Merger with the Secretary of State of the State of Michigan. The date and time when the Merger shall become effective is herein referred to as the "Effective Time."

2.       Governing Documents.

                  a. The Articles of Incorporation of FinishMaster-Indiana as it may be amended or restated subject to applicable law, as in effect immediately prior to the Effective Time, shall constitute the Articles of Incorporation of FinishMaster-Indiana without further change or amendment until thereafter amended in accordance with the provisions thereof and applicable law.

                  b. The Bylaws of FinishMaster-Indiana as in effect immediately prior to the Effective Time shall constitute the Bylaws of FinishMaster-Indiana without change or amendment until thereafter amended in accordance with the provisions thereof and applicable law.

         3. Officers and Directors. The persons who are officers and directors of FinishMaster-Michigan immediately prior to the Effective Time shall, after the Effective Time, be the officers and directors of FinishMaster-Indiana, without change until their successors have been duly elected or appointed and qualified or until their earlier death, resignation or removal in accordance with FinishMaster-Indiana's Articles of Incorporation and Bylaws and applicable law.

         4. Name. The name of FinishMaster-Indiana shall continue to be FinishMaster, Inc.

         5. Succession. At the Effective Time, the separate corporate existence of FinishMaster-Michigan shall cease, and FinishMaster-Indiana shall possess all the rights, privileges, powers and franchises of a public or private nature and be subject to all the restrictions, liabilities and duties of FinishMaster-Michigan and all the rights, privileges, powers and franchises of FinishMaster-Michigan, and all property, real, personal and mixed, and all debts due to FinishMaster-Michigan on whatever account, as well for share subscriptions and all other things in action, shall be vested in FinishMaster-Indiana; and all property, rights, privileges, powers and franchises, and all and every other interest shall be thereafter as effectively the property of FinishMaster-Indiana as the same were of FinishMaster-Michigan, and the title to any real estate vested by deed or otherwise shall not revert or be in any way impaired by reason of the Merger, but all rights of creditors and liens upon any property of FinishMaster-Michigan shall be preserved unimpaired, and all debts, liabilities and duties of FinishMaster-Michigan shall thenceforth attach to FinishMaster-Indiana and may be enforced against it to the same extent as if such debts, liabilities and duties had been incurred or contracted by it; provided, however, that such liens upon property of FinishMaster-Michigan will be limited to the property affected thereby immediately prior to the Merger. FinishMaster-Indiana shall be substituted for FinishMaster-Michigan in any suit, action, proceeding, or other litigation pending against FinishMaster-Michigan prior to the Effective Time. All corporate acts, plans, policies, agreements, arrangements, approvals and authorizations of FinishMaster-Michigan, its shareholders, Board of Directors and committees thereof, officers and agents which were valid and effective immediately prior to the Effective Time, shall be taken for all purposes as the acts, plans, policies, agreements, arrangements, approvals and authorizations of FinishMaster-Indiana, its shareholders, Board of Directors and committees thereof, respectively, and shall be as effective and binding thereon as the same were with respect to FinishMaster-Michigan.

         6. Conversion of Shares. At the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof:

                  a. Each share of FinishMaster-Michigan Common Stock outstanding immediately prior to the Effective Time shall be converted into, and shall become, one fully paid and nonassessable share of FinishMaster-Indiana Common Stock.

                  b. The ten (10) shares of FinishMaster-Indiana Common Stock issued and outstanding in the name of FinishMaster-Michigan shall be canceled and retired, and no payment shall be made with respect thereto, and such shares shall resume the status of unauthorized and unissued shares of FinishMaster-Indiana Common Stock.

         7. Stock Certificates. At and after the Effective Time, all of the outstanding certificates which immediately prior to the Effective Time represented shares of FinishMaster-Michigan Common Stock shall be deemed for all purposes to evidence ownership of, and to represent shares of, FinishMaster-Indiana Common Stock into which the shares of FinishMaster-Michigan Common Stock formerly represented by such certificates have been converted as herein provided. The registered owner on the books and records of FinishMaster-Michigan or its transfer agent of any such outstanding stock certificate shall, until such certificate shall have been surrendered for transfer or otherwise accounted for to FinishMaster-Indiana or its transfer agent, have and be entitled to exercise any voting or other rights with respect to and to receive any dividends and other distributions upon the shares of FinishMaster-Indiana Common Stock evidenced by such outstanding certificate as above provided. Nothing contained herein shall be deemed to require the holder of any shares of FinishMaster-Michigan Common Stock to surrender the certificate or certificates representing such shares in exchange for a certificate or certificates representing shares of FinishMaster-Indiana Common Stock.

         8. Other Employee Benefit Plans. As of the Effective Time, FinishMaster-Indiana hereby assumes all obligations of FinishMaster-Michigan under any and all employee benefit plans in effect as of the Effective Time or with respect to which employee rights or accrued benefits are outstanding as of the Effective Time.

         9.   Conditions.   The   consummation  of  the  Merger  is  subject  to
satisfaction of the following conditions prior to the Effective Time.

                  a. The Merger shall have received the requisite approval of the holders of FinishMaster-Michigan Common Stock and all necessary action shall have been taken to authorize the execution, delivery and performance of the Merger Agreement by FinishMaster-Michigan and FinishMaster-Indiana.

                  b. All approvals and consents necessary or desirable, if any, in connection with the consummation of the Merger shall have been obtained.

                  c. No suit, action, proceeding or other litigation shall have been commenced or threatened to be commenced which, in the opinion of FinishMaster-Michigan or FinishMaster-Indiana, would pose a material restriction on or impair consummation of the Merger, performance of this Merger Agreement or the conduct of the business of FinishMaster-Indiana after the Effective Time, or create a risk of subjecting FinishMaster-Michigan or FinishMaster-Indiana, or their respective shareholders, officers or directors, to material damages, costs, liability or other relief in connection with the Merger or this Merger Agreement.

         10. Governing Law. This Merger Agreement shall be governed by and construed in accordance with the laws of the State of Indiana applicable to contracts entered into and to be performed wholly within the State of Indiana, except to the extent that the laws of the State of Michigan are mandatorily applicable to the Merger.

         11. Amendment. Subject to applicable law and subject to the rights of FinishMaster-Michigan's shareholders further to approve any amendment which would have a material adverse effect on such shareholders, this Merger Agreement may be amended, modified or supplemented by written agreement of the parties hereto at any time prior to the Effective Time with respect to any of the terms contained herein.

         12. Deferral or Abandonment. At any time prior to the Effective Time, this Merger Agreement may be terminated and the Merger may be abandoned or the time of consummation of the Merger may be deferred for a reasonable time by the Board of Directors of either FinishMaster-Michigan or FinishMaster-Indiana or both, notwithstanding approval of this Merger Agreement by the shareholders of FinishMaster-Michigan or the shareholders of FinishMaster-Indiana or both, if circumstances arise which, in the opinion of the Board of Directors of FinishMaster-Michigan or FinishMaster-Indiana, make the Merger inadvisable or such deferral of the time of consummation thereof advisable.

         13. Counterparts. This Merger Agreement may be executed in any number of counterparts, each of which when taken alone shall constitute an original instrument and when taken together shall constitute one and the same Agreement.

         14. Further Assurances. From time to time, as and when required or requested by either FinishMaster-Michigan or FinishMaster-Indiana, as applicable, or by its respective successors and assigns, there shall be executed and delivered on behalf of the other corporation, or by its respective successors and assigns, such deeds, assignments and other instruments, and there shall be taken or caused to be taken by it all such further and other action, as shall be appropriate or necessary in order to vest, perfect or confirm, of record or otherwise, in FinishMaster-Indiana, title to and possession of all property, interests, assets, rights, privileges, immunities, powers, franchise and authority of FinishMaster-Michigan and otherwise to carry out the purposes of this Merger Agreement, and the officers and directors of each corporation are fully authorized in the name and on behalf of such corporation or otherwise to take any and all such action and to execute and deliver any and all such deeds, assignments and other instruments.

                            [signature page follows]

         IN WITNESS WHEREOF, FinishMaster-Michigan and FinishMaster-Indiana have caused this Merger Agreement to be signed by their respective duly authorized officers and delivered this 12th day of November, 1996.

                                               FINISHMASTER INC.,
                                                a Michigan corporation



                                               /s/ Andre B. Lacy
                                               Andre B. Lacy
                                               Chairman of the Board & C.E.O.
ATTEST:


By:      /s/ Robert H. Reynolds
         Robert H. Reynolds
         Secretary



                                                FINISHMASTER, INC.,
                                                  a Indiana corporation


                                                /s/ Andre B. Lacy
                                                Andre B. Lacy
                                                Chairman of the Board & C.E.O.
ATTEST:


By:      /s/ Robert H. Reynolds
         Robert H. Reynolds
         Secretary