Form 10-Q
period 1997-03-31
FINISHMASTER INC
filed 1997-05-13
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the Quarterly Period Ended March 31, 1997


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

                            X   Yes       No


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

                       Class Outstanding at April 30, 1997

                         Common Stock    5,992,640 shares

                          PART I. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               FINISHMASTER, INC.
                                 (in thousands)
                                  (unaudited)


                                                                                    March 31,     December 31,
ASSETS                                                                                 1997          1996
                                                                                    ---------     ------------
CURRENT ASSETS
        Cash                                                                       $       846   $       300
        Accounts receivable, net of allowance for doubtful
        accounts of $630 and $700, respectively                                         12,909        12,752
        Inventory                                                                       23,790        24,828
        Prepaid expenses and other current assets                                        1,113         1,259
                                                                                   -----------   -----------
                        TOTAL CURRENT ASSETS                                            38,658        39,139

PROPERTY AND EQUIPMENT, NET                                                              6,446         6,571

OTHER ASSETS:
        Intangibles assets, net                                                         19,610        20,357
        Other                                                                              411           410
                                                                                   -----------   -----------
                                                                                        20,021        20,767
                                                                                   -----------   -----------
                                                                                   $    65,125   $    66,477
                                                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Notes payable, bank                                                        $     5,285   $     1,841
        Accounts payable                                                                 3,756         7,786
        Accrued expenses and other current liabilities                                   2,618         2,554
        Current maturities of long-term obligations                                      4,020         4,139
                                                                                   -----------   -----------
                        TOTAL CURRENT LIABILITIES                                       15,679        16,320

LONG-TERM OBLIGATIONS, net of current maturities                                        16,764        17,831

STOCKHOLDERS' EQUITY:
        Preferred Stock, no par value,  1,000,000 shares  authorized;  no shares issued or outstanding Common stock, $1 stated value, 10,000,000
                shares  authorized,  6,000,140 and 6,000,140   shares issued and
                5,992,640 and 6,000,140  outstanding,  respectively                      5,993         6,000
                Additional paid-in capital                                              14,466        14,509
                Retained earnings                                                       12,223        11,817
                                                                                   -----------   -----------
                                                                                        32,682        32,326
                                                                                   -----------   -----------
                                                                                   $    65,125   $    66,477
                                                                                   ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FINISHMASTER, INC.
                 (in thousands, except per share data)
                             (unaudited)

                                                            Three Months Ended March 31,
                                                               1997            1996
                                                              -------         -------
Net sales                                                     $29,239         $29,973

Cost of sales                                                  18,610          19,660
                                                              -------         -------
                                GROSS PROFIT                   10,629          10,313

EXPENSES
        Operating                                               4,667           4,982
        Selling, general and administrative                     3,801           4,235
        Depreciation                                              277             219
        Amortization of intangible assets                         740             422
                                                              -------         -------
                  TOTAL                                         9,485           9,858
                                                              -------         -------
                                INCOME FROM OPERATIONS          1,144             455

Interest expense, net                                             488             318
                                                              -------         -------
INCOME BEFORE INCOME TAXES                                        656             137
        Income tax expense                                        250             135
                                                              -------         -------
                                NET INCOME                    $   406         $     2
                                                              -------         -------
                                NET INCOME PER SHARE          $   .07         $   .00
                                                              =======         =======
                WEIGHTED AVERAGE NUMBER OF SHARES OF
                                COMMON STOCK OUTSTANDING        5,996           6,000
                                                              =======         =======








The accompanying notes are an integral part of the condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          FinishMaster, Inc
                            (in thousands)
                             (unaudited)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       1997         1996
                                                                   -----------    ---------

OPERATING ACTIVITIES
        Net Income                                                     $   406    $     2
        Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
                        Depreciation and amortization                    1,017        641
                        Changes in operating assets and liabilities:
                                Accounts receivable                       (157)    (1,372)
                                Inventories                              1,038        389
                                Prepaid expenses and other                 146       (436)
                                Accounts payable and other
                                     current liabilities                (3,966)     1,714
                                                                       -------    -------
                        NET CASH (USED IN) PROVIDED BY
                        OPERATING ACTIVITIES                            (1,516)       938

INVESTING ACTIVITIES
        Business acquisitions                                               --     (2,181)
        Purchases of property and equipment                               (144)        --
        Other                                                               (1)      (240)
                                                                       -------    -------
                        NET CASH USED IN
                        INVESTING ACTIVITIES                              (145)    (2,421)


FINANCING ACTIVITIES
        Net  borrowings  (repayments)  under  note  payable,  bank       3,444     (4,690)
        Proceeds from long term obligations                                 --      7,809
        Repayment of  long term  obligations                            (1,186)    (1,065)
        Purchase of common stock                                           (51)        --
                                                                       -------    -------
                        NET CASH PROVIDED BY
                        FINANCING ACTIVITIES                             2,207      2,054
                                                                       -------    -------
                        INCREASE IN CASH                                   546        571

                        CASH AT BEGINNING OF PERIOD                        300        538
                                                                       -------    -------
                        CASH AT END OF PERIOD                          $   846    $ 1,109
                                                                       =======    =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FinishMaster, Inc.
                                 March 31, 1997

NOTE 1 - Basis of Presentation

        The condensed consolidated financial statements include the accounts of FinishMaster, Inc. and its wholly owned subsidiary Refinishers Warehouse, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in FinishMaster's annual report on Form 10-K for the nine months ended December 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain reclassifications have been made to the condensed consolidated financial statements for the three months ended March 31, 1996 to conform to the classifications used in the current year.


NOTE 2 - Income Taxes
        The effective tax rate for the three months ended March 31, 1997 increased over that of the three months ended March 31, 1996 due to the impact of tax bases of certain states.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FinishMaster, Inc.
                                 March 31, 1997

RESULTS OF OPERATIONS

The following table sets forth for the three months ended March 31, 1997 and 1996, respectively, certain items from the Company's Statement of Operations as a percentage of net sales.

                                  Three months ended March 31,
                                        1997      1996
                                        -----    -----
Net sales                               100.0%   100.0%
Cost of sales                            63.6     65.6
                                        -----    -----
Gross profit                             36.4     34.4

Operating expenses                       16.0     16.7
Selling, general and administrative      13.0     14.1
Depreciation and amortization             3.4      2.1
                                        -----    -----
                                         32.4     32.9
Income from operations                    4.0      1.5
Interest expense                          1.7      1.0
Provision for Income Taxes                0.9       .5
                                        -----    -----
Net income                                1.4%     0.0%
                                        -----    -----

Net sales. Net sales decreased from $30.0 million for the three months ended March 31, 1996 to $29.2 million for the three months ended March 31, 1997. The sales decrease is a result of lower same-outlet sales.

Gross profit. Gross profit increased from $10.3 million to $10.6 million and as a percentage of net sales from 34.4% to 36.4% for the three months ended March 31, 1997 compared to the same period of the prior year. The gross profit percentage increased due to the Company's ability to maximize volume incentives and other purchasing programs while maintaining margins on sales to customers.

Operating expenses. Operating expenses decreased from $5.0 million to $4.7 million, and as a percentage of net sales, from 16.7% to 16.0% for the three months ended March 31, 1997 compared to the same period of the prior year. The operating expense reduction is more dramatic than presented because the Company incurred expenses associated with six additional sales outlets which were acquired by the Company in May of 1996 that were not included in the prior year amounts. This decrease in operating expenses and as a percentage of net sales is the result of the Company's cost improvement measures, including, but not limited to, a decrease in rolling stock, staffing reductions, and streamlining of operating activities. Operating expenses consist of wages, benefits, building, and vehicle costs for the outlets and the distribution center.

Selling, general and administrative. Selling, general and administrative expenses decreased from $4.2 million to $3.8 million and as a percentage of net sales from 14.1% to 13.0% for the three months ended March 31, 1997 compared to the same period of the prior year. The selling, general and administrative reduction is more dramatic than presented because the Company incurred expenses associated with six additional sales outlets which were acquired by the Company in May of 1996 that were not included in the prior year amounts. This decrease in selling, general and administrative expenses and as a percentage of net sales is the result of the Company's cost improvement measures, including, but not limited to, a reduction in professional programs, personnel reductions, and productivity improvements. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources.

Depreciation and amortization. Amortization increased from $0.6 million to $1.0 million and as a percentage of net sales from 2.1% to 3.4% for the three months ended March 31, 1997 compared to the same period of the prior year. The increase is attributable to additional acquired intangibles and revisions to the estimated lives of certain intangibles.

Operating income. As a result of the foregoing, income from operations increased from $0.5 million to $1.1 million and as a percent of net sales from 1.5% to 4.0% for the three months ended March 31, 1997 compared to the same period of the prior year.

Interest expense. Interest expense increased from $0.3 million to $0.5 million for three months ended March 31, 1997 compared to the same period of the prior year. The increase is a result of acquisition financing since the prior reporting period and borrowings used to take advantage of favorable supplier payment discounts.

Provision for income tax. The Company's effective tax rate is approximately 40%. The provision is comprised of approximately 34% for federal income tax and 6% for state income tax. The effective tax rate for the three months ended March 31, 1996 increased over that of the Company's current effective tax rate of 40% primarily due to the tax base of various state income taxes.

Net income. As a result of the foregoing, net income was $0.4 million or $0.07 per share for the three months ended March 31, 1997 compared to break-even in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources are significantly affected by its acquisition activity. Acquisitions typically are financed by a combination of internally generated cash flow, seller financing, and borrowings under the Company's loan facilities. The Company had working capital of $23.0 million at March 31, 1997. In addition, the Company has a credit agreement which provides for borrowings in the aggregate of $20.0 million, of which $7.6 million was available at March 31, 1997.

The Company's operating activities used $1.5 million of cash during the three months ended March 31, 1997; and in contrast generated $0.9 million in the same period of the prior year. The decrease in cash generated from operating activities is primarily attributable to a decrease in accounts payable of approximately $4.0 million. This decrease is the result of the timing of large purchases prior to year-end in anticipation of price increases with favorable cash discount terms payable after year-end. This decrease in cash was partially offset by the increase in earnings and the decrease in inventory.

The Company's investing activities used cash totaling $0.1 million for purchases of property and equipment during the three months ended March 31, 1997 compared to $2.4 million in the same period of the prior year. In the three months ended March 31, 1996 the Company used $2.2 million for business acquisitions.

The Company's financing activities provided cash totaling $2.2 million for during the three months ended March 31, 1997 compared to $2.1 million in the same period of the prior year. Financing activities generated $3.4 million of cash from bank borrowings primarily to fund large inventory purchases which was partially offset by $1.2 million repayment of long term obligations in the three months ended March 31, 1997. In the three months ended March 31, 1996 financing activities generated $7.8 million from long term obligations to fund acquisitions of approximately $2.2 million, repay bank borrowings of approximately $4.7 million and repay long term obligations of approximately $1.1 million.

The Company believes its cash and other liquid resources, cash flow generated from operating activities, and the available lines of credit will be sufficient to support operations and general capital requirements for the next twelve months.

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings
                None

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

        Exhibit
        No.             Description of Document

         2.1 Agreement and Plan of Merger by and between FinishMaster, Inc., a Michigan corporation, and FinishMaster, Inc., an Indiana corporation, dated November 12, 1996

         3.1 Articles of Incorporation of FinishMaster, Inc., an Indiana corporation

         3.2      Bylaws of FinishMaster, Inc., an Indiana corporation

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

         10.18    Amendment  to Credit  Agreement  dated  February 18,
                  1997

         11.1*    Statement   regarding   computation   of  per  share
                  earnings

         21.1     Subsidiary of the Registrant

         27.1*    Financial Data Schedule

* Filed herewith

        No reports on Form 8-K were filed during the quarter

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        FINISHMASTER, INC.


Date    May 7, 1997                        \s\ THOMAS U. YOUNG
                                           Thomas U. Young, President
                                           (Chief Operating Officer)


                                           \s\ROGER A. SOROKIN
                                           Roger A. Sorokin,
                                           Vice President-Finance
                                           (Chief Financial and
                                           Accounting Officer)

FINISHMASTER INC.