Form 10-Q
period 1997-06-30
FINISHMASTER INC
filed 1997-08-14
CIK 917321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 1997


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

          Class                        Outstanding at August 1, 1997

      Common Stock                           5,992,640 shares
================================================================================

                          PART I. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               FINISHMASTER, INC.
                        (in thousands, except share data)
                                   (unaudited)




                                                                       June 30,      December 31,
ASSETS                                                                  1997            1996
                                                                       -------         -------
CURRENT ASSETS
     Cash                                                              $   396         $   300
     Accounts receivable, net of allowance for doubtful
     accounts of $710 and $700, respectively                            13,420          12,752
     Inventory                                                          20,707          24,828
     Prepaid expenses and other current assets                             830           1,259
                                                                       -------         -------
           TOTAL CURRENT ASSETS                                         35,353          39,139



PROPERTY AND EQUIPMENT, NET                                              6,422           6,571

OTHER ASSETS:
     Intangibles assets, net                                            19,167          20,357
     Other                                                                 419             410
                                                                       -------         -------
                                                                        19,586          20,767
                                                                       -------         -------
                                                                       $61,361         $66,477
                                                                       =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable, bank                                               $   528         $ 1,841
     Accounts payable                                                    4,089           7,786
     Accrued expenses and other current liabilities                      3,276           2,554
     Current maturities of long-term obligations                         4,021           4,139
                                                                       -------         -------
           TOTAL CURRENT LIABILITIES                                    11,914          16,320

LONG-TERM OBLIGATIONS, net of current maturities                        15,761          17,831

STOCKHOLDERS' EQUITY:
     Preferred Stock, no par value, 1,000,000 shares authorized;
       no shares issued or outstanding
     Common stock, $1 stated value, 10,000,000 shares
       authorized,6,000,140 and 6,000,140 shares issued
       and 5,992,640 and 6,000,140 outstanding, respectively             5,993           6,000
     Additional paid-in capital                                         14,465          14,509
     Retained earnings                                                  13,228          11,817
                                                                       -------         -------
                                                                        33,686          32,326
                                                                       -------         -------
                                                                       $61,361         $66,477
                                                                       =======         =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               FINISHMASTER, INC.
                      (in thousands, except per share data)
                                   (unaudited)


                                                                Three Months Ended June 30,
                                                                    1997         1996
                                                                  -------      -------
NET SALES                                                         $31,034      $33,149

COST OF SALES                                                      19,462       21,222
                                                                  -------      -------
                                                GROSS PROFIT       11,572       11,927

EXPENSES
     Operating                                                      4,593        5,062
     Selling, general and administrative                            3,942        4,425
     Depreciation                                                     284          254
     Amortization of intangible assets                                742          451
                                                                  -------      -------
                                                       TOTAL        9,561       10,192
                                                                  -------      -------
                                      INCOME FROM OPERATIONS        2,011        1,735

Interest expense, net                                                 411          449
                                                                  -------      -------
INCOME BEFORE INCOME TAXES                                          1,600        1,286
     Income tax expense                                               595          587
                                                                  -------      -------
                                                  NET INCOME      $ 1,005      $   699
                                                                  =======      =======

                                 NET INCOME PER COMMON SHARE      $   .17      $  . 12
                                                                  =======      =======

                        WEIGHTED AVERAGE NUMBER OF SHARES OF
                         COMMON STOCK OUTSTANDING                   5,993        6,000
                                                                  =======      =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               FINISHMASTER, INC.
                      (in thousands, except per share data)
                                   (unaudited)


                                                                          Six Months Ended June 30,
                                                                              1997         1996
                                                                             -------      -------
NET SALES                                                                    $60,273      $63,122

COST OF SALES                                                                 38,072       40,882
                                                                             -------      -------
                                                 GROSS PROFIT                 22,201       22,240

EXPENSES
     Operating                                                                 9,258       10,044
     Selling, general and administrative                                       7,744        8,660
     Depreciation                                                                562          473
     Amortization of intangible assets                                         1,482          873
                                                                             -------      -------
                                                        TOTAL                 19,046       20,050
                                                                             -------      -------
                                       INCOME FROM OPERATIONS                  3,155        2,190

Interest expense, net                                                            899          767
                                                                             -------      -------
INCOME BEFORE INCOME TAXES                                                     2,256        1,423
     Income tax expense                                                          845          722
                                                                             -------      -------
                                                   NET INCOME                $ 1,411      $   701
                                                                             =======      =======

                                  NET INCOME PER COMMON SHARE                  $. 24        $. 12
                                                                             =======      =======

                         WEIGHTED AVERAGE NUMBER OF SHARES OF
                            COMMON STOCK OUTSTANDING                           5,994        6,000
                                                                             =======      =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                FinishMaster, Inc
                                 (in thousands)
                                   (unaudited)


                                                                      Six Months Ended June 30,
                                                                          1997         1996
                                                                        -------      ---------

     OPERATING ACTIVITIES
         Net Income                                                     $ 1,411       $   701
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
                Depreciation and amortization                             2,044         1,346
                Changes in operating assets and liabilities:
                Accounts receivable                                        (501)         (318)
                    Inventories                                           4,341         1,026
                    Prepaid expenses and other                              420          (623)
                    Accounts payable and other current liabilities       (3,309)       (3,574)
                                                                        -------       -------
                           NET CASH PROVIDED BY (USED IN)
                           OPERATING ACTIVITIES                           4,406        (1,442)

     INVESTING ACTIVITIES
         Business acquisitions                                             (368)       (3,832)
         Purchases of property and equipment                               (390)         (821)
                                                                        -------       -------
                           NET CASH USED IN
                           INVESTING ACTIVITIES                            (758)       (4,653)


     FINANCING ACTIVITIES
         Net borrowings (repayments) under note payable, bank            (1,313)          354
         Proceeds from  long term obligations                                --         7,809
         Repayment of long term obligations                              (2,188)       (1,226)
         Purchase of common stock                                           (51)           --
                                                                        -------       -------
                           NET CASH PROVIDED BY (USED IN)
                           FINANCING ACTIVITIES                          (3,552)        6,937
                                                                        -------       -------

                           INCREASE IN CASH                                  96           842

                           CASH AT BEGINNING OF PERIOD                      300           538
                                                                        -------       -------

                           CASH AT END OF PERIOD                        $   396       $ 1,380
                                                                        =======       =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FinishMaster, Inc.
                                  June 30, 1997

NOTE 1 - Basis of Presentation

     The condensed consolidated financial statements include the accounts of FinishMaster, Inc. and its wholly owned subsidiary Refinishers Warehouse, Inc. All significant intercompany balances and transactions have been
     eliminated  in  consolidation.   These  condensed   consolidated  financial
     statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in FinishMaster's annual report on Form 10-K for the nine months ended December 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain reclassifications have been made to the condensed consolidated financial statements for the six months ended June 30, 1996 to conform to the classifications used in the current year.


NOTE 2 - Income Taxes

     The effective tax rate for the six months ended June 30, 1996 is higher than that of the six months ended June 30, 1997 due to the impact on income tax expense of tax bases of certain states.


NOTE 3 - Change in Fiscal Year

     As previously reported, during the year ended December 31, 1996 the Company changed its fiscal year-end from March 31, to a calendar year-end. Consequently, unaudited financial statements for the six months ended June 30, 1996 have not been previously reported.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FinishMaster, Inc.
                                  June 30, 1997

RESULTS OF OPERATIONS

Net sales. Net sales decreased $2.1 million, or 6.3%, from $33.1 million for the three months ended June 30, 1996 to $31.0 million for the three months ended June 30, 1997. Net sales decreased $2.8 million, or 4.5%, from $63.1 million for the six months ended June 30, 1996 to $60.3 million for the six months ended June 30, 1997. The sales decrease is a result of soft market conditions and the loss of certain low-margin business.

Gross profit. Gross profit decreased from $11.9 million to $11.6 million but increased as a percentage of net sales from 36.3% to 37.3% for the three month period ending June 30, 1997 compared to the three month period ending June 30, 1996. For the six month period ending June 30, 1997, gross profit remained constant at $22.2 million and increased as a percentage of net sales from 35.2% to 36.8% for the six months ended June 30, 1997. The gross profit percentage increased due to maximizing volume purchasing incentives, cash payment discounts and other purchasing programs.

Operating expenses. Operating expenses decreased from $5.1 million to $4.6 million, and as a percentage of net sales, from 15.3% to 14.8% for the three month period ending June 30, 1997 compared to the three month period ending June 30, 1996. For the six month period ending June 30, 1997, operating expenses decreased from $10.0 million to $9.3 million, and as a percentage of net sales, from 15.9% to 15.4% compared to the six month period ending June 30, 1996. This decrease in operating expenses and as a percentage of net sales is the result of the Company's cost improvement activities, including, but not limited to, a decrease in delivery vehicles, staffing reductions, and streamlining of operating activities. The Company also closed a distribution center in Texas in the first quarter that contributed to the decrease in operating expenses. Operating expenses consist of wages, benefits, building, and vehicle costs for the sales outlets and the distribution center.

Selling, general and administrative. Selling, general and administrative expenses decreased from $4.4 million to $3.9 million, and as a percentage of net sales, from 13.3% to 12.7% for the three month period ending June 30, 1997 compared to the three month period ending June 30, 1996. For the six month period ending June 30, 1997, selling, general and administrative expenses decreased from $8.7 million to $7.7 million, and as a percentage of net sales, from 13.7% to 12.8% compared to the six month period ending June 30, 1996. This decrease in selling, general and administrative expenses and as a percentage of net sales is the result of the Company's cost improvement activities, including, but not limited to, a reduction in professional programs, personnel reductions, and productivity improvements. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity.

Depreciation and amortization of intangible assets. Depreciation expense remained constant at $0.3 million, and increased as a percentage of net sales, from 0.8% to 0.9% for the three month period ended June 30, 1997 compared to the three month period ended June 30, 1996. For the six month period ending June 30, 1997 depreciation expense increased from $0.5 million to $0.6 million, and as a percentage of net sales, from 0.7% to 0.9% compared to the six month period ending June 30, 1996. The increase is attributable to additional acquired depreciable assets to increase efficiencies in operations as well as depreciable assets acquired with sales outlet acquisitions. Amortization expense increased from $0.5 million to $0.7 million and as a percentage of net sales from 1.4% to 2.4% for the three month period ending June 30, 1997 compared to the three month period ending June 30, 1996. For the six month period ending June 30, 1997 amortization expense increased from $0.9 million to $1.5 million, and as a percentage of net sales, from 1.4% to 2.5% compared to the six month period ending June 30, 1996. The increase is attributable to additional acquired intangibles and revisions to the estimated lives of certain intangibles.

Interest expense. Interest expense remained constant at $0.4 million for the three month period ending June 30, 1997 compared to the three month period ending June 30, 1996. For the six month period ending June 30, 1997, interest expense increased from $0.8 million to $0.9 million compared to the six month period ending June 30, 1996. The increase is a result of acquisition financing and borrowings used to take advantage of favorable supplier payment discounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources can be significantly affected by its acquisition activity. Acquisitions typically are financed by a combination of internally generated cash flow, seller financing, and borrowings under the Company's loan facilities. The Company had working capital of $23.4 million at June 30, 1997 compared to $23.7 million at June 30, 1996. In addition, the Company has a credit agreement which provides for borrowings in the aggregate of $20.0 million. The Company had available $12.0 million and $7.6 million for working capital and acquisitions under this credit facility at June 30, 1997 and June 30, 1996, respectively.

The Company's operating activities generated $4.4 million of cash during the six months ended June 30, 1997; and used $1.4 million in the same period of the prior year. The increase in cash generated from operating activities is primarily attributable to an increase in earnings before depreciation and amortization of approximately $1.4 million and a decrease in inventory of approximately $3.3 million. The decrease in inventory is the result of the normal sell down of major inventory purchases made prior to December 31, 1996 in anticipation of vendor price increases as well as Company wide efforts to reduce inventory. Accounts payable used cash as the Company continued to take advantage of favorable cash discount terms and vendor price protection programs which support the Company's margin enhancement efforts.

The Company continues to seek selective acquisitions in strategic locations that will complement its focus on earnings growth and continuous improvement. In the six months ended June 30, 1997 the Company used $0.4 million for business acquisitions compared to $3.8 million used in the same period of the prior year.

The Company's financing activities used cash totaling $3.6 million during the six months ended June 30, 1997 to repay working capital loans, previously borrowed to fund major inventory purchases, and to repay long term loans. In the six months ended June 30, 1996 financing activities generated $6.9 million. These financing activities were comprised of approximately $7.6 million of term debt from the Company's loan facilities and payments of approximately $1.2 on long term obligations.

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

Item 1. Legal Proceedings
                  None

Item 2. Changes in Securities
                  None

Item 3. Defaults Upon Senior Securities
                  None

Item 4. Submission of Matters to a Vote of Security Holders

(a)      The annual meeting of shareholders was held on April 30, 1997.

(b)      The following directors were elected at the meeting:


                                              For             Withheld
                 Margot L. Eccles           5,181,566             200
                 William J. Fennessy        5,181,566             200
                 Peter L. Frechette         5,181,566             200
                 Andre B. Lacy              5,181,566             200
                 Michael J. Siereveld       5,181,566             200
                 Walter S. Wiseman          5,181,566             200
                 Thomas U. Young            5,181,566             200

(c)      Ratification of Auditors
                          For                Against             Abstain
                      5,181,764                 0                   2

(d)      No other matters voted upon at the meeting.


Item 5. Other Information and Events
                  None

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits, unless otherwise indicated, have been filed as exhibits to Form S-1 Registration Statement, No. 33-73804, effective date of February 22, 1994, or as exhibits filed by the Registrant, and are hereby incorporated by reference.

       Exhibit
         No.               Description of Document
       -------             -----------------------
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


                                      FINISHMASTER, INC.


Date    August 12, 1997               \S\ THOMAS U. YOUNG
      -----------------               -------------------------
                                      Thomas U. Young, President
                                      (Chief Operating Officer)


                                      \S\ROGER A. SOROKIN
                                      -------------------------
                                      Roger A. Sorokin, Vice President-Finance
                                      (Chief Financial and Accounting Officer)