Form 10-Q
period 1997-09-30
FINISHMASTER INC
filed 1997-11-14
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 1997


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

             Class                    Outstanding at November 1, 1997
         Common Stock                        5,992,640 shares
================================================================================

                          PART I. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               FINISHMASTER, INC.
                        (in thousands, except share data)
                                   (unaudited)

                                                              September 30,    December 31,
ASSETS                                                            1997            1996
                                                                 -------         -------
CURRENT ASSETS
     Cash                                                        $   301         $   300
     Accounts receivable, net of allowance for doubtful
     accounts of $742 and $700, respectively                      14,158          12,752
     Inventory                                                    20,343          24,828
     Prepaid expenses and other current assets                       956           1,259
                                                                 -------         -------
           TOTAL CURRENT ASSETS                                   35,758          39,139



PROPERTY AND EQUIPMENT, NET                                        6,291           6,571

OTHER ASSETS:
     Intangible assets, net                                       18,532          20,357
     Other                                                           424             410
                                                                 -------         -------
                                                                  18,956          20,767
                                                                 -------         -------
                                                                 $61,005         $66,477
                                                                 =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable, bank                                         $   156         $ 1,841
     Accounts payable                                              4,360           7,786
     Accrued expenses and other current liabilities                3,022           2,554
     Current maturities of long-term obligations                   3,999           4,139
                                                                 -------         -------
           TOTAL CURRENT LIABILITIES                              11,537          16,320
LONG-TERM OBLIGATIONS, net of current maturities                  15,070          17,831

SHAREHOLDERS' EQUITY:
     Preferred Stock, no par value, 1,000,000 shares authorized;
       no shares issued or outstanding
     Common stock, $1 stated value, 10,000,000 shares authorized,
       5,992,640 and 6,000,140 shares issued and
       outstanding, respectively                                   5,993           6,000
     Additional paid-in capital                                   14,465          14,509
     Retained earnings                                            13,940          11,817
                                                                 -------         -------
                                                                  34,398          32,326
                                                                 -------         -------
                                                                 $61,005         $66,477
                                                                 =======         =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               FINISHMASTER, INC.
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                          Three Months Ended September 30,
                                                                                                  1997     1996


NET SALES                                                                                        $30,696   $33,399

COST OF SALES                                                                                     19,539    21,584
                                                                                                 -------   -------
                                                           GROSS PROFIT                           11,157    11,815

EXPENSES
     Operating                                                                                     4,739     5,182
     Selling, general and administrative                                                           3,903     4,062
     Depreciation                                                                                    311       254
     Amortization of intangible assets                                                               746       515
                                                                                                 -------   -------
                                                                  TOTAL                            9,699    10,013

                                                 INCOME FROM OPERATIONS                            1,458     1,802
                                                                                                 -------   -------
Interest expense, net                                                                                310       497
                                                                                                 -------   -------
INCOME BEFORE INCOME TAXES                                                                         1,148     1,305
     Income tax expense                                                                              436       478
                                                                                                 -------   -------
                                                             NET INCOME                          $   712   $   827
                                                                                                 =======   =======

                                            NET INCOME PER COMMON SHARE                          $   .12   $   .14
                                                                                                 =======   =======

                                   WEIGHTED AVERAGE NUMBER OF SHARES OF
                                               COMMON STOCK OUTSTANDING                            5,993     6,000
                                                                                                 =======   =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               FINISHMASTER, INC.
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   Nine Months Ended September 30,
                                                                           1997      1996


NET SALES                                                                 $90,968   $96,521

COST OF SALES                                                              57,610    62,466
                                                                          -------   -------
                                                GROSS PROFIT               33,358    34,055

EXPENSES
     Operating                                                             13,998    15,226
     Selling, general and administrative                                   11,647    12,722
     Depreciation                                                             873       727
     Amortization of intangible assets                                      2,227     1,388
                                                                          -------   -------
                                                                  TOTAL    28,745    30,063
                                                                          -------   -------
                                                 INCOME FROM OPERATIONS     4,613     3,992

Interest expense, net                                                       1,209     1,264
                                                                          -------   -------
INCOME BEFORE INCOME TAXES                                                  3,404     2,728
     Income tax expense                                                     1,281     1,200
                                                                          -------   -------
                                                             NET INCOME   $ 2,123   $ 1,528
                                                                          =======   =======

                                            NET INCOME PER COMMON SHARE     $. 35   $   .25
                                                                          =======   =======

                                   WEIGHTED AVERAGE NUMBER OF SHARES OF
                                               COMMON STOCK OUTSTANDING     5,993     6,000
                                                                          =======   =======



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                FinishMaster, Inc
                                 (in thousands)
                                   (unaudited)


                                                              Nine Months Ended September 30,
                                                                      1997       1996
                                                                     -------    -------

     OPERATING ACTIVITIES
         Net Income                                                  $ 2,123    $ 1,528
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
                Depreciation and amortization                          3,100      2,115
                Changes in operating assets and liabilities:
                    Accounts receivable                               (1,081)      (128)
                    Inventories                                        5,021      4,339
                    Prepaid expenses and other                           291       (359)
                    Accounts payable and other current liabilities    (3,733)    (4,323)
                                                                     -------    -------
                           NET CASH PROVIDED BY
                           OPERATING ACTIVITIES                        5,721      3,172

     INVESTING ACTIVITIES
         Business acquisitions                                          (467)    (3,832)
         Purchases of property and equipment                            (616)    (1,144)
                                                                     -------    -------
                           NET CASH USED IN
                           INVESTING ACTIVITIES                       (1,083)    (4,976)


     FINANCING ACTIVITIES
         Net borrowings (repayments) under note payable, bank         (1,685)    (3,396)
         Proceeds from long term obligations                              --      7,809
         Repayment of long term obligations                           (2,901)    (2,359)
         Purchase of common stock                                        (51)        --
                                                                     -------    -------
                           NET CASH PROVIDED BY
                           (USED IN) FINANCING ACTIVITIES             (4,637)     2,054
                                                                     -------    -------

                           INCREASE IN CASH                                1        250

                           CASH AT BEGINNING OF PERIOD                   300        538
                                                                     -------    -------

CASH AT END OF PERIOD                                                $   301    $   788
                                                                     =======    =======




     The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FinishMaster, Inc.
                               September 30, 1997

NOTE 1 - Basis of Presentation

     The condensed consolidated financial statements include the accounts of FinishMaster, Inc. (the "Company") and its wholly owned subsidiary Refinishers Warehouse, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in FinishMaster's annual report on Form 10-K for the nine months ended December 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain reclassifications have been made to the condensed consolidated financial statements for the nine months ended September 30, 1996 to conform to the classifications used in the current year.

NOTE 2 - Subsequent Event

     Thompson PBE, Inc., a Delaware corporation ("Thompson"), the Company, and FMST Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company ("Acquisition Corporation"), have entered into an Agreement and Plan of Merger, dated as of October 14, 1997 (the "Merger Agreement"), providing for the merger of the Acquisition Corporation with and into Thompson. The Merger Agreement provides for the acquisition of Thompson through (i) a cash tender offer by the Acquisition Corporation to acquire all the issued and outstanding shares of Common Stock of Thompson, par value $.001 per share, and the stock purchase rights associated therewith (collectively, the "Shares"), for $8.00 per Share and (ii) a merger pursuant to which the Acquisition Corporation will merge with and into Thompson. The Boards of Directors of Thompson, the Company and the Acquisition Corporation have each approved the merger of the Acquisition Corporation with and into Thompson following consummation of the tender offer upon the terms and subject to the conditions set forth in the Merger Agreement. The tender offer expires at midnight on November 18, 1997 followed by the consummation of the transaction on November 19, 1997. The Company currently intends to account for the transaction under the purchase method of accounting.

NOTE 3 - Income Taxes

     The effective tax rate for the nine months ended September 30, 1996 is higher than that of the nine months ended September 30, 1997 due to the impact on income tax expense of tax bases of certain states.


NOTE 4 - Change in Fiscal Year

     As previously reported, during the year ended December 31, 1996, the Company changed its fiscal year-end from March 31 to a calendar year-end. Consequently, unaudited financial statements for the nine months ended September 30, 1996 have not been previously reported.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FinishMaster, Inc.
                               September 30, 1997

RESULTS OF OPERATIONS

Net sales. Net sales decreased $2.7 million, or 8.1%, from $33.4 million for the three months ended September 30, 1996 to $30.7 million for the three months ended September 30, 1997. Net sales decreased $5.6 million, or 5.7%, from $96.5 million for the nine months ended September 30, 1996 to $91.0 million for the nine months ended September 30, 1997. The sales decrease is a result of the loss of certain low-margin business and relatively flat industry market conditions.

Gross profit. Gross profit decreased from $11.8 million to $11.2 million but increased as a percentage of net sales from 35.4% to 36.3% for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. Gross profit decreased from $34.1 million to $33.4 million but increased as a percentage of net sales from 35.3% to 36.7% for the nine month period ended September 30, 1997, compared to the nine month period ended September 30, 1996. The gross profit percentage increased due to maximizing volume purchasing incentives, cash payment discounts and other purchasing programs.

Operating expenses. Operating expenses decreased from $5.2 million to $4.7 million, and as a percentage of net sales from 15.5% to 15.4%, for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. For the nine month period ended September 30, 1997, operating expenses decreased from $15.2 million to $14.0 million, and as a percentage of net sales from 15.8% to 15.4%, compared to the nine month period ended September 30, 1996. This decrease in operating expenses and as a percentage of net sales is the result of the Company's cost improvement activities, including, but not limited to, a decrease in delivery vehicles, staffing reductions, and streamlining of operating activities. The Company's closure of a distribution center in Texas in the first quarter of 1997 also contributed to the decrease in operating expenses. Operating expenses consist of wages, benefits, building, and vehicle costs for the sales outlets and the distribution center.

Selling, general and administrative. Selling, general and administrative expenses decreased from $4.1 million to $3.9 million, but increased as a percentage of net sales from 12.2% to 12.7%, for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. This increase in selling, general and administrative expenses, as a percentage of net sales is due to the effect of fixed costs on the reduced sales volume. For the nine month period ended September 30, 1997, selling, general and administrative expenses decreased from $12.7 million to $11.6 million, and as a percentage of net sales from 13.2% to 12.8%, compared to the nine month period ended September 30, 1996. This decrease in selling, general and administrative expenses and as a percentage of net sales is the result of the Company's cost improvement activities, including, but not limited to, a reduction in professional programs, personnel reductions, and productivity improvements. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity.

Depreciation and amortization of intangible assets. Depreciation expense remained constant at $0.3 million and increased as a percentage of net sales from at 0.8% to 1.0%, for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. For the nine month period ended September 30, 1997, depreciation expense increased from $0.7 million to $0.9 million, and as a percentage of net sales from 0.8% to 1.0%, compared to the nine month period ended September 30, 1996. The increase is attributable to the acquisition of additional depreciable assets to increase efficiencies in operations as well as depreciable assets acquired in connection with sales outlet acquisitions. Amortization expense increased from $0.5 million to $0.7 million, and as a percentage of net sales from 1.5% to 2.4%, for the three month period ended September 30, 1997, compared to the three month period ended September 30, 1996. For the nine month period ended September 30, 1997, amortization expense increased from $1.4 million to $2.2 million, and as a percentage of net sales from 1.4% to 2.4%, compared to the nine month period ended September 30, 1996. The increase is attributable to the acquisition of certain additional intangibles and revisions to the estimated lives of certain intangibles.

Interest expense. Interest expense decreased from $0.5 million to $0.3 million for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. For the nine month period ended September 30, 1997, interest expense decreased from $1.3 million to $1.2 million compared to the nine month period ended September 30, 1996. The decrease is a result of a lower line of credit balance which was paid down due to increased cash flow from operations.



LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources can be significantly affected by its acquisition activity. Acquisitions typically are financed by a combination of internally generated cash flow, seller financing, and borrowings under the Company's loan facilities. The Company had working capital of $24.2 million at September 30, 1997 compared to $23.7 million at September 30, 1996. In addition, the Company has a credit agreement which provides for borrowings in the aggregate of $25.0 million. The Company had available $12.5 million and $8.8 million for working capital and acquisitions under this credit facility at September 30, 1997 and September 30, 1996, respectively.

The Company's operating activities generated $5.7 million of cash during the nine months ended September 30, 1997; and generated $3.2 million in the same period of the prior year. The increase in cash generated from operating activities is primarily attributable to an increase in earnings before depreciation and amortization of approximately $1.6 million and a decrease in inventory of approximately $5.0 million, offset in part by a decrease in accounts payable of approximately $3.4 million. The decrease in inventory is the result of the subsequent sell down of major inventory purchases made prior to March 1, 1997 in anticipation of vendor price increases, as well as Company-wide efforts to reduce inventory. Accounts payable declined as the Company continued to use operating cash flows to take advantage of favorable cash discount terms and vendor price protection programs which support the Company's margin enhancement efforts.

The Company continues to seek selective acquisitions in strategic locations that will complement its focus on earnings growth and continuous improvement. In the nine months ended September 30, 1997 the Company used $0.5 million for business acquisitions compared to $3.8 million used in the same period of the prior year.

The Company's financing activities used cash totaling $4.6 million during the nine months ended September 30, 1997 to repay working capital loans, previously borrowed to fund major inventory purchases, and to repay long term loans. In the nine months ended September 30, 1996 financing activities generated $2.1 million. These financing activities were comprised of approximately $7.8 million of term debt proceeds from the Company's loan facilities, payments of approximately $2.4 on long term obligations, and payments of $3.4 million on working capital loans previously borrowed to fund major inventory purchases.

The Company believes its cash and other liquid resources, cash flow generated from operating activities, and the available lines of credit will be sufficient to support operations and general capital requirements for the next twelve months.

RECENT DEVELOPMENTS


Thompson PBE, Inc., a Delaware corporation ("Thompson"), the Company, and FMST Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company ("Acquisition Corporation"), have entered into an Agreement and Plan of Merger, dated as of October 14, 1997 (the "Merger Agreement"), providing for the merger of the Acquisition Corporation with and into Thompson. The Merger Agreement provides for the acquisition of Thompson through (i) a cash tender offer by the Acquisition Corporation to acquire all the issued and outstanding shares of Common Stock of Thompson, par value $.001 per share, and the stock purchase rights associated therewith (collectively, the "Shares"), for $8.00 per Share and (ii) a merger pursuant to which the Acquisition Corporation will merge with and into Thompson. The Boards of Directors of Thompson, the Company and the Acquisition Corporation have each approved the merger of the Acquisition
Corporation with and into Thompson following consummation of the tender offer upon the terms and subject to the conditions set forth in the Merger Agreement.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Report contains certain forward-looking statements pertaining to, among other things, the Company's future results of operations, cash flow needs and liquidity, acquisitions and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, difficulties associated with assimilating acquisitions, the emergence of new or growing competitors, seasonal and quarterly fluctuations, governmental regulation, the potential loss of key suppliers, and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur.

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

                  10.17    Amendment to Credit Agreement dated July 1, 1996

                  10.18    Amendment to Credit Agreement dated February 18, 1997

                  11.1*    Statement regarding computation of per share earnings

                  21.1     Subsidiary of the Registrant

                  27.1*    Financial Data Schedule

           *  Filed herewith

         No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FINISHMASTER, INC.


Date             November 13, 1997           \S\ THOMAS U. YOUNG
      -----------------------------------    -----------------------------------
                                             Thomas U. Young, President
                                             (Chief Operating Officer)


                                             \S\ROGER A. SOROKIN
                                              ----------------------------------
                                              Roger A. Sorokin,
                                              Vice President-Finance
                                              (Chief Financial and
                                              Accounting Officer)