Form 10-K
period 1997-12-31
FINISHMASTER INC
filed 1998-03-31
CIK 917321

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ____________

                         Commission File Number 0-23222


                               FINISHMASTER, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Indiana                                          38-2252096
(State or other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

54 Monument Circle, Suite 700, Indianapolis, IN                46204
 (Address of principal executive offices)                    (Zip Code)

        Registrant's Telephone Number, including area code:    (317) 237-3678
                                                               --------------

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

                                                  Yes   X        No
                                                      -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1998 $49,384,000.

At February 28, 1998, there were outstanding 5,993,640 shares of Registrant's common stock.

                       Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended December 31, 1997 are incorporated by reference into Part III.

                                 Page 1 of ____

================================================================================

                               FINISHMASTER, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



ITEM                                                                       PAGE

   1       Business........................................................

   2       Properties......................................................

   3       Legal Proceedings...............................................

   4       Submission of Matters to a Vote of Security Holders.............

   5       Market for Registrant's Common Equity
               and Related Shareholder Matters.............................

   6       Selected Financial Data.........................................

   7       Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................

   8       Financial Statements and Supplemental Data......................

   9       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................

  10       Directors and Executive Officers of the Registrant..............

  11       Executive Compensation..........................................

  12       Security Ownership of Certain Beneficial Owners and Management..

  13       Certain Relationships and Related Transactions..................

  14       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.....................................

  15       Signatures......................................................

  16       List of Financial Statements and Financial Statement Schedules..

                                     PART I

ITEM 1 - BUSINESS

General


FinishMaster, Inc. ("FinishMaster" or "the Company") is the leading national distributor of automotive paints, coatings and paint-related accessories to the automotive collision repair industry in the United States. The Company serves its customers through 143 sales outlets and three distribution centers located in 22 states. The Company has approximately 20,000 customers to which it provides a comprehensive selection of brand name products supplied by E.I. DuPont de Nemours & Co. ("DuPont"), PPG Industries, Inc. ("PPG"), BASF Corporation ("BASF"), and Minnesota Mining & Manufacturing Co., Inc. ("3M"), in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and competitive positions of its customers and suppliers.

The Company has been the leading consolidator in the automotive refinishing distribution industry, having successfully completed approximately 25 acquisitions over the past seven years, ranging in size from $0.3 million fill-in acquisitions to the $73.4 million acquisition of Thompson PBE, Inc. (the "Thompson Acquisition"). In addition to the cash purchase price, the Company refinanced approximately $34.5 million of Thompson's outstanding indebtedness at the date of purchase. The Thompson Acquisition, completed in November 1997, significantly expanded the Company's geographic presence in the Southeastern and Western United States. Subject to receipt of shareholder approval, the Company expects to close the acquisition of LDI AutoPaints, Inc.("AutoPaints") (the "LDI Acquisition"), which will increase the Company's presence in Florida. The Company intends to continue its strategy of expanding through additional acquisitions.

The Company is an Indiana corporation. On March 1, 1998, the Company relocated its corporate headquarters from the Kentwood, Michigan distribution center to newly renovated office space in Indianapolis, Indiana. The Company has agreed to lease that space from LDI, Ltd. ("LDI"), an Indiana limited partnership and the indirect parent of AutoPaints, an Indiana corporation which owns approximately 67.5% of the outstanding shares of the Company. The Company believes that the terms of the lease will be at least as favorable to the Company as those that could be obtained by arms-length negotiations with an unaffiliated third party. As a result of this move the principal executive offices of the Company are located at 54 Monument Circle, Suite 700, Indianapolis, IN 46204, and its telephone number is (317) 237-3678.


Industry Overview

The U.S. automotive paint distribution market is approximately $2.4 billion. The end users of the products distributed by the Company are principally independent collision repair shops and automobile dealers. Additionally, businesses and government entities that maintain their own automobile fleets, sellers of automotive salvage and other commercial and industrial users make up smaller percentages of the Company's customer base. Automotive paint and related supplies, in contrast to labor and parts, represent only a small portion (approximately 7-10%) of the total cost of a typical repair job. However, while paint is a relatively minor component of the total repair cost, it is a critical factor in the customer's level of satisfaction.

The domestic wholesale aftermarket for automotive paint and related supplies is characterized by a small number of manufacturers of paint and supplies. The five predominant manufacturers of automotive paint distributed in the United States are DuPont, PPG, BASF, The Sherwin-Williams Company ("Sherwin-Williams") and Akzo Nobel ("Sikkens"). In addition, several other large foreign manufacturers have recently taken steps to expand the distribution of their paint products in the United States. 3M is the predominant manufacturer of related supplies which include the most frequently used refinishing materials, supplies, accessories and tools such as sand paper, masking tape and paint masks.

While automotive paint manufacturing is highly concentrated, automotive paint distribution and the end users of automotive paint are highly fragmented. The Company believes that a large number of independent distributors of automotive paint serve an aggregate of up to 50,000 collision repair shops nationwide.
Based on published industry data, the Company believes that the number of collision repair shops has decreased approximately 5% in each of the last two years. Distributors, which tend to be family-owned with only one to three distribution sites, typically serve a highly localized customer base with each distribution site serving customers located within 5 to 10 miles of the site depending upon demographics, road access and geography.

Below is a Market Profile obtained from Industry Publications:

                No. of Collision               Annual Shop
                  Repair Shops                    Revenue
                                                ($Millions)
                        9,000                  *$0.2
                       13,000                    $0.2 to $0.3
                       12,500                    $0.3 to $0.45
                        7,000                    $0.45 to $0.6
                        3,500                    $0.6 to $1.0
                        2,800                    $1.0 to $2.0
                          800                    $2.0 to $3.0
                          450                    $3.0 to $5.0
                          100                  **$5.0

*  Less than
** Greater than



Due to the large number of end users, and their increasing demands for personalized services such as multiple daily deliveries, assistance with color-mixing and matching, and assistance with paint application techniques and environmental compliance reporting, manufacturers typically service end-users through distributors such as FinishMaster. Nevertheless, some of the Company's paint manufacturers have elected to operate company-owned distribution facilities in selected markets, including markets in which the Company operates. The Company believes, however, that the largest automotive paint manufacturers have generally avoided the cost of operating their own distribution network due to their inability to offer multiple lines of paint which prevents them from spreading distribution expenses across the market's entire potential customer base. Consequently, the Company believes that independent distributors such as the Company, which can sell the products of several paint manufacturers, are better situated to service end users' needs than the distribution facilities of automotive paint manufacturers.

Distributors and repair shops are in the process of consolidation due to, among other things, the declining number of repair jobs. According to the estimates of one industry source, the total number of vehicles on the road has increased from approximately 140 million in 1980 to 189 million in 1996, while the number of repair jobs has declined from approximately 18.5 million in 1980 to an estimated
13.0 million in 1995. This decline has been due to, among other things, automotive safety improvements such as anti-lock brakes, rear window-placed brake lights and more reliable radial tires. Stricter drunk driving laws, more vigorous law enforcement and the increasing percentage of drivers reaching middle age have also resulted in fewer accidents. Additionally, a higher percentage of collision damaged cars are declared total losses, rather than repaired, due to uni-body construction and rising costs of repair and refinishing. Over the past several years, the industry has benefited from warranty work to repair defective paint finishes on certain domestic vehicles manufactured in the late 1980s and early 1990s. However, the Company believes that the volume of warranty repair work decreased significantly in 1995, 1996 and 1997 from the levels experienced in prior years because of steps taken by the major U.S. automobile manufacturers to reduce multi-year warranty programs to repaint certain vehicles. The Company does not expect to realize significant future benefits from this set of warranty programs.

The Company believes that environmental and other regulatory pressures and technological advancements in paints and coatings are also significant factors leading to consolidation of both distributors and collision repair shops. Historically, the application of paints and coatings has released emissions due to the products' high solvent content. In an effort to reduce these emissions, environmental regulations have been proposed or implemented at federal, state and local levels. Paint manufacturers have responded to these regulations by introducing technologically advanced lower volatile organic compounds ("VOC") and water-borne paints which require more advanced application techniques. Furthermore, the application equipment itself has been improved. For example, the latest high volume low pressure ("HVLP") spray guns deliver paint more efficiently to a given surface, resulting in less paint being emitted into the atmosphere. As a result, automotive refinishing has become a complex process, often requiring advanced spray booths and air filtration systems to reduce unwanted particulates and emissions. This complexity places new challenges on automotive refinishers who may not have the training or expertise necessary to apply the new paints and coatings or the financial resources to acquire the necessary equipment. The Company believes that its experience in assisting customers with regulatory compliance and reporting in California and Colorado will be applicable in other geographic areas as EPA-sponsored VOC regulations are enacted nationwide.

Further, insurance companies have begun to designate certain collision repair shops as so-called "direct repair providers." As such, the designated collision repair shops (approximately 6,500 in the U.S.) are directed business by the insurance carriers in return for price concessions from customary rates. The Company believes this trend favors larger, more efficient repair shops.

Products and Suppliers

The Company offers its customers a comprehensive selection of prominent brand name products and its own FinishMaster PrivateBrand products. The product line consists of approximately 9,000 stock keeping units ("SKUs"), including the three leading brands of automotive paints and coatings and a leading brand of related accessories. FinishMaster PrivateBrand products include some of the most frequently used refinishing accessories such as masking materials, body fillers, thinners, reducers and cleaners.

The following table illustrates the approximate number of SKUs, suppliers and selected brand names in each of the Company's major product categories. The Company may change from time to time the selection and mix of its products.


                                     Approximate
                                      Number of       Approximate
Product Category                    Manufacturers      Number of           Selected Suppliers and
                                    and Suppliers        SKUs                    Brand Names
---------------------------------------------------------------------------------------------------
  Branded Paints and Coatings             3+           3,400            DuPont, PPG, BASF, etc.
  Branded Accessories                     3            2,700            3M, Dynatron, US Chemical
  Private Label Accessories              25              100            FinishMaster PrivateBrand
  Other Miscellaneous Products                         2,800            Various
---------------------------------------------------------------------------------------------------
       Total                                           9,000

The Company relies on four leading suppliers for the majority of its product requirements. DuPont, PPG, and BASF supply virtually all of the Company's paint products, while 3M is the Company's largest supplier of paint-related accessories. Products supplied by DuPont, PPG and BASF accounted for approximately 65% and 3M approximately 25% of revenues in 1997. The Company continuously seeks opportunities with new and existing suppliers to supply the highest quality products.

The Company believes that DuPont, PPG and BASF are market leaders, accounting for a majority of total domestic automotive paint sales. The Company believes that in fiscal 1997, it was the largest purchaser of aftermarket automotive paint in the United States from each of these manufacturers. The Company also acquires a modest amount of its paint requirements from several foreign manufacturers which have recently taken steps to expand the distribution of their paint products in the United States. As is common industry practice, the Company does not maintain long-term supply contracts with any of its key suppliers. The Company enters into written agreements with most of its major suppliers for each sales outlet. These agreements are nonexclusive and set forth the suppliers' warranties, procedures for resolving disputes and provisions which generally allow for annual returns of obsolete inventory to the supplier in return for credit or new inventory. Prices and terms are established by the suppliers' invoices and published price lists and may be changed by the supplier without notice. In addition, the agreements require the Company to maintain adequate inventories at a regularly established place of business, to train and manage its sales staff, and to use its best efforts to promote the products. These agreements typically contain reciprocal clauses allowing cancellation on written notice ranging from 30 to 90 days. Although each of these suppliers generally competes with the others along product lines, the Company does not believe the products are completely interchangeable because of high brand loyalty among customers and their brand-specific color matching computer systems. For this reason, the Company's acquisition program is also dependent on the willingness of the principal paint suppliers to continue to supply acquired businesses. The Company has agreements with other warehouse suppliers for the purchase of certain paint and non-paint supplies in specified geographic locations. These agreements contain minimum volume commitments.

Whenever practical, purchases from suppliers are made in large volumes to maximize volume discounts and optimize payment terms. In addition, the Company's size generally permits it to benefit from periodic special incentive programs available from suppliers, which programs provide additional purchase discounts and extended due dates of payments in exchange for large volume purchases. The Company also benefits from manufacturer-provided discounts upon early payment of certain accounts and from other supplier-supported programs. Branded products carry the manufacturers' guaranties. Defective products typically may be returned to manufacturers at no charge to the Company and obsolete products generally may be returned for a slight restocking fee. Due to the manufacturers' favorable return policies, the Company also accepts customer returns of defective or obsolete products. The Company has arrangements with its suppliers that enable the Company to return product to the suppliers subject to certain restocking charges.

The Company purchases substantially all of its automotive paint related accessories directly from 3M, although such supplies are also generally available from independent warehouse distributors at somewhat higher costs. The Company regularly purchases a small number of products not available directly from the manufacturers and certain low volume items from independent warehouse distributors.

Services

The Company offers comprehensive value-added services designed to assist customers in operating their businesses more effectively. These services include:

Rapid Delivery. Products are delivered to customers using the Company's delivery fleet of approximately 800 trucks. The Company offers multiple daily deliveries per customer to meet its customers' just-in-time inventory needs. Customer concerns for product availability typically take priority over all other competitive considerations, including price.

Technical Support. The Company's technical support personnel demonstrate and recommend products. In addition, they assist customers with problems related to their particular product applications. Equipment specialists provide information to customers regarding their heavy equipment requirements, such as spray booths and frame straightening equipment, which are sold by the Company.

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

Inventory Management. The Company performs monthly physical inventories for customers who request this service. The Company also provides customers with management information reports on product usage.

Assistance with Environmental Compliance Reporting. California air quality regulations mandate paint and application methods which result in reduced atmospheric emissions of paint and other related materials. In California, the Company provides information to its customers with respect to air quality reporting and arranges demonstrations of new products and applications designed to comply with air quality regulations. In addition, in California and in Colorado, the Company assists its customers with environmental reporting requirements by providing special reports designed to simplify their compliance. The EPA has proposed regulations to control VOC emissions from automobile refinishing nationwide and, accordingly, the Company is considering an expansion of these programs.

Personnel Placement. Certain of the Company's divisions maintain an employment data base which includes employment openings and/or persons seeking employment with collision repair shops located in the market served. Upon request from a customer to fill an opening, the Company may provide the names of one or more persons for the position. Similar services are available to persons seeking employment. The Company does not charge for this service but benefits from enhanced relationships with its customers and their employees.

Operations

Warehouse. The Company operates three distribution centers which are located in Michigan, California and Florida. Products are delivered from the distribution centers to sales outlets weekly by one of the Company's six semi-trucks.

Sales Outlets. As of March 31, 1998, the Company operated 143 sales outlets servicing customers in 22 states with a delivery fleet of approximately 800 vehicles. Sales outlets are strategically located in order to provide prompt service to the Company's customers. Each sales outlet maintains a comprehensive selection of competitively priced products tailored to the specific market needs of its customers. While supplier commitments in a given market may prevent some outlets from carrying all of the Company's product lines, each outlet is authorized to carry the majority of the products, including at least two major paint brands. Sales outlets electronically order their inventory requirements on a regular basis from the Company's distribution center or directly from the manufacturer.

Management Information Systems. Each of the Company's sales outlets uses either personal computers or terminals for inventory control and order processing. The Company's main IBM AS/400 computers collect and process data required for operations analysis, finance, warehouse and administrative functions and the management of receivables and inventory. The Company believes that its current systems are adequate but has initiated a program to research further system integration potential and operational efficiencies. The Company has also implemented a detailed plan to ensure Year 2000 compliance. The Company contemplates working closely with its major suppliers and customers in their Year 2000 compliance efforts. FinishMaster, like most organizations, has not completed the Year 2000 Compliance process but does not believe that the cost of such process will be material or that there is a material uncertainty regarding its ability to complete said process by Year 2000. The Company has in place a detailed testing and correction plan which would provide for a smooth transition into 2000. The focus is to confirm that the supply chain, from manufacturer to FinishMaster to customer, is not broken due to computer problems at the change of the century. In addition, the Company has written verification of Year 2000 compliance from all its hardware, software and suppliers with which it has data processing relationships.

Sales and Marketing

As of March 31, 1998, the Company employed a 309 person direct sales force consisting of approximately 244 sales representatives, 29 regional managers, 27 technicians and 9 general managers. The Company assigns its sales personnel to specific customer accounts in an effort to build long-term relationships. Sales representatives make frequent visits to customer sites in order to review the customer's requirements and to offer general, technical and product support. The Company's sales personnel are generally compensated through a combination of sales commissions and base salaries. The Company emphasizes continuing education and training of its sales force in order to provide a high degree of support for its customers. The Company's customers primarily consist of independent automotive body repair shops and automobile dealerships. The Company does not maintain long-term contracts with its customers.

Customers

In 1997, the Company served approximately 20,000 customers, none of which accounted for more than 1% of the Company's sales. The Company believes that it is the principal source of supply of automotive paint and related supplies for most of its customers. In addition to independent collision repair shops and automobile dealers, which are the Company's largest category of customers, the Company's customers include van converters, trucking companies, schools, municipalities, government agencies, sellers of automotive salvage, refinishers, marine and aviation refinishers and other commercial and industrial users.

Competition

The  distribution  segment  of the  automotive  refinishing  industry  is highly fragmented and competitive with many independent distributors competing primarily on the basis of technical assistance and expertise, price, speed of delivery and breadth of product offering. There are no other independent national distributors of automotive refinish paints and accessories. There are a number of independent regional distributors, many of which are in direct competition with the Company on a regional or local level. Competition in the purchase of independent distributors and sales outlets may occur between the Company and other automotive refinishing distributors which are also pursuing growth through acquisitions.

The Company may also encounter significant sales competition from new market entrants, automotive paint manufacturers, buying groups or other large distributors which may seek to enter such markets or may seek to compete with the Company for attractive acquisition candidates. Although the largest automotive paint manufacturers have generally not operated their own distributors, or have done so only on a limited basis, they may decide to expand such activity in the future. For example, Sherwin-Williams distributes its own automotive paints through its sales outlets. In addition, BASF, one of the Company's principal suppliers, distributes through its own outlets. While the Company does not believe that current direct distribution efforts by automotive paint manufacturers have significantly affected its sales, there can be no assurance that the Company will not encounter increased competition in the future. The Company may also compete with its suppliers in selling to certain large volume end users such as van converters, small manufacturers and large fleet operators.

Employees

As of March 31, 1998, the Company employed approximately 1,660 persons on a full and part-time basis. None of the employees are covered by a collective bargaining agreement and the Company considers its relations with its employees to be good.

Governmental Regulation

The Company is subject to various federal, state and local laws and regulations. These regulations impose requirements on the Company and its customers and provide opportunities to the Company for providing services to customers with respect to the use of new products and applications designed to comply with air quality regulations. Pursuant to the regulations of the United States Department of Transportation and certain state transportation departments, a license is required to transport the Company's products and annual permits are required due to classification of certain of the Company's products as "hazardous." Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the United States Environmental Protection Agency, have jurisdiction over the operation of the Company's distribution centers and sales outlets, including worker safety, community and employee "right-to-know" laws, and laws regarding clean air and water. In addition, state and local fire regulations extensively control the design and operation of the Company's facilities. Such regulations are complex and subject to change. Regulatory or legislative changes may cause future increases in the Company's operating costs or otherwise negatively affect operations. Although the Company believes it has been and is currently in compliance with the applicable standards imposed pursuant to such laws and regulations, there can be no assurance that in the future the Company may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. The Company believes that, on balance, these regulations favorably affect the Company because it is, in most instances, better able than its smaller competitors to comply with such regulations and to assist its customers with compliance.

Environmental

The principal environmental legislation presently affecting the Company and its customers in a significant manner is described below.

Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the treatment, storage and disposal of hazardous and solid wastes. Under RCRA, liability and stringent management standards are imposed on a person who is a generator or transporter of a hazardous waste or an owner or operator of a waste treatment, storage or disposal facility. At some of its locations, the Company is subject to RCRA requirements as a small quantity generator.

Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). CERCLA addresses cleanup of sites at which there has been or may be a release of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and for damage to natural resources (i) to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were deposited; (ii) to any person who by agreement or otherwise arranged for the disposal or treatment, or arranged with a transporter for transport for disposal or treatment of hazardous substances owned or possessed by such person; and (iii) to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites selected by such person from which there is a release or threatened release of hazardous substances. The Company has acquired a number of businesses which prior to acquisition may have sent waste to sites which have become subject to government cleanup under CERCLA.

Clean Air Act and 1990 Amendments. The Clean Air Act requires compliance with national ambient air quality standards ("NAAQS") and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The Clean Air Act Amendments of 1990 (the "Amendments") modify the Clean Air Act in a number of significant areas. The Amendments, among other things, establish new programs and deadlines for achieving compliance with NAAQS, establish controls for hazardous air pollutants, establish a new national permit program for all major sources of pollutants and create significant new penalties, both civil and criminal, for violations of the Clean Air Act. The Amendments specifically require a review of VOC emissions from commercial products (which encompass emissions relating to the application of paint to automobiles). Pursuant to this review, the EPA decided to develop regulations controlling automotive refinishing coatings. At some of its locations the Company is subject to the Clean Air Act because it uses paint spraying equipment for paint matching and for training of customers.

Other Federal and State Environmental Laws. The Company's operations are subject to regulation under, among others, the following federal laws: the Clean Water Act, the Safe Drinking Water Act, the Occupational Safety and Health Act and the Hazardous Materials Transportation Act. In addition, many states have other regulations and policies to cover more detailed aspects of hazardous materials management.

Local Air Quality Regulations. The South Coast Air Quality Management District (the "SCAQMD") (Southern California) and the Bay Area Air Quality Management District (the "BAAQMD") (San Francisco Bay Area) have detailed regulations pertaining to metal coating and the use of VOCs. These regulations prohibit the sale of nonconforming automobile paint at the distributor level, which increases somewhat the compliance obligations of the Western Division's distribution sites. Subsequently, based on published industry data, 15 states have adopted VOC regulations through March 1998. Most of these states have VOC limits similar to the VOC limits proposed by the EPA. The national regulations proposed by the EPA will not override more restrictive state and local regulations such as California's regulations, which have the lowest VOC limits in the country. The Company believes its experience with such regulations, including compliance reporting and the use of paints and equipment designed to meet such regulations, is not matched by most smaller competitors.

Compliance by the Company with environmental protection laws has had no material effect upon capital expenditures, earnings or competitive position.

ITEM 2 - PROPERTIES

The following table sets forth certain information regarding the facilities operated by the Company as of March 31, 1998.



State (By Division)                  Number of               Number of
                                    Sales Outlets       Distribution Centers
-----------------------------------------------------------------------------
Central/Northeastern Division
   Connecticut                             3
   Delaware                                1
   Illinois                                5
   Indiana                                 3
   Maryland                                3
   Massachusetts                           4
   Michigan                               11                       1
   New Jersey                              7
   Ohio                                    2
   Oklahoma                                1
   Pennsylvania                            3
   Texas                                  12
   Virginia                                4
   Wisconsin                               3
--------------------------------------------------------------------------
                                          62                       1
Southeastern Division
   Alabama                                 1
   Florida                                30                       1
   Georgia                                 2
   North Carolina                          6
   South Carolina                          3
--------------------------------------------------------------------------
                                          42                       1
Western Division
   Arizona                                 3
   California                             30                       1
   Colorado                                6
--------------------------------------------------------------------------

                                          39                       1
--------------------------------------------------------------------------

          Total                          143


The Company's sales outlets range in size from 1,200 square feet to 13,000 square feet. Some of the larger sales outlets are also used as "drop ship" points from which they supply other sales outlets. Sales outlets consist of inventory storage areas, mixing facilities, display and counter space and, in some instances, sales office space. Sales outlets are strategically located in major markets to maximize market penetration, transportation logistics and overall customer service. The Company's distribution centers range in size from 5,000 square feet to 38,500 square feet. The distribution centers are equipped with efficient material handling and storage equipment.

The Company owns the distribution center and one sales outlet in Michigan, one sales outlet in Indiana, and one in Florida. The remainder of the sales outlets and the other distribution centers are leased with terms expiring from 1997 to 2006, with options to renew. The Company typically assumes the lease of the former owner in acquisitions. In a number of instances, the Company's sales outlets are leased from the former owners of businesses acquired by the Company. The Company believes that all of its leases were at fair market rates when executed, that presently no single lease is material to its operations, and that alternative sites are presently available at market rates.

The Company is leasing 8,800 square feet of executive offices which are located in Indianapolis, Indiana.

Effective March 1, 1998, the Company relocated its corporate headquarters from the Kentwood, Michigan distribution center to newly renovated office space in Indianapolis, Indiana. The Company has agreed to lease that space from LDI. The Company believes that the terms of the lease will be at least as favorable to the Company as those that could be obtained by arms-length negotiations with an unaffiliated third party.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICER OF THE REGISTRANT

The following sets forth certain information concerning the executive officers of the Company who are not also directors:

Roger A. Sorokin (age 57) has served as Vice President-Finance of the Company for more than the previous five years.

Charles "Remy" Stephenson (age 44) was named Senior Vice President of the Company, with responsibility for sales and store operations for the Central/Northeastern Division, in October, 1997. Prior to joining the Company, Mr. Stephenson served as Vice President of Marketing of the Company from August, 1997 to October, 1997. Prior to joining the Company, Mr. Stephenson was employed by Sherwin Williams Auto Finishes Inc. as Director of Sales from September, 1994 to August, 1997 and Regional Director of the Western Region from October, 1991 to September, 1994.



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  SHAREHOLDER MATTERS
-------------------------------------------------------------------------------

FinishMaster's common stock trades on The NASDAQ stock market under the symbol FMST. The number of beneficial owners of FinishMaster's common stock at December 31, 1997 was approximately 588.

The range of high and low sales prices reported by NASDAQ for the last eight quarters were:

     YEAR          QUARTER ENDED                HIGH              LOW

     1996          March 31                     15                9-1/2
     1996          June 30                      15-1/4            9-9/16
     1996          September 30                 11-5/8            8-1/4
     1996          December 31                  9-3/8             6-1/2
     1997          March 31                     8-1/2             5-3/4
     1997          June 30                      8-3/4             5-1/4
     1997          September 30                 8-3/4             5-3/8
     1997          December 31                  11-3/4            6-1/4
     1998          January 1-March 27           10-1/2            8

No cash dividends on common stock have been paid during any period and none are expected to be paid in the foreseeable future. The Company anticipates that all earnings and other cash resources of the Company will be retained by the Company for investment in its business.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for the year ended December 31, 1997, the nine month period ended December 31, 1996 and three years ended March 31,1996, 1995 and 1994 are derived from the Company's audited consolidated financial statements. The financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                          Fiscal Year      Nine Months
                                        Ended December    Ended December
                                              31,              31,                        Year Ended March 31,
                                           1997 (2)          1996 (1)           1996              1995              1994
                                        ---------------- ----------------- ---------------- ----------------- -----------------

                                                                (in thousands, except per share data)
Statements of Operations Data
Net sales                                  $130,175           $ 95,822        $107,511           $ 79,382         $ 64,693
Gross profit                                 47,107             33,891          38,012             28,048           22,068
Income from operations                        3,832              2,566           5,073              5,394            3,710
Net income                                 $    656           $    660        $  2,649           $  3,462         $  2,145
                                           ========           ========        ========           ========         ========

Net income per share - Basic               $   0.11           $   0.11        $   0.44           $   0.58         $   0.48
                                           ========           ========        ========           ========         ========
Diluted                                    $   0.11           $   0.11        $   0.44           $   0.58         $   0.48
                                           ========           ========        ========           ========         ========

Weighted average shares outstanding           5,994              6,000           6,000              6,000            4,472


(1) The Company changed its fiscal year-end from March 31 to December 31, effective for the period ended December 31, 1996.

(2) The operating results for the year ended December 31, 1997 are affected by the acquisition of Thompson, PBE, Inc. on November 21, 1997. The results of Thompson for the month of December, 1997 are included in the December 31, 1997 amounts. For further explanation of the operating effect of the Thompson acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 for the year ended December 31, 1997.


                                       December 31,                               March 31,
                                   1997             1996            1996            1995             1994
                              ---------------- --------------- --------------- --------------- -----------------
                                                                                     (1)
                                                               (in thousands)
Balance Sheet Data
Working capital                 $ 42,093         $ 22,819        $ 25,036        $ 17,763        $ 21,734
Total assets                     215,418           66,477          66,772          46,442          39,287
Long-term debt                   142,140           21,970          23,248           7,208           3,967
Stockholders' equity              32,932           32,326          31,665          28,956          25,554


(1) The Company changed its fiscal year-end from March 31 to December 31, effective for the period ended December 31, 1996.

(2) The operating results for the year ended December 31, 1997 are affected by the acquisition of Thompson, PBE, Inc. on November 21, 1997. The results of Thompson for the month of December, 1997 are included in the December 31, 1997 amounts. For further explanation of the operating effect of the Thompson acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 for the year ended December 31, 1997.

Acquisition Data

Acquisitions made by FinishMaster have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Operating results of these acquired organizations are included in FinishMaster's consolidated financial statements from the respective dates of purchase. Details of these acquisitions are contained in the notes to the consolidated financial statements. The Thompson, PBE, Inc. acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.


ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

FinishMaster, Inc. is the leading distributor of automotive paints, coatings and paint-related accessories to the automotive collision repair industry in the United States. The Company serves its customers through 143 sales outlets and three distribution centers located in 22 states. The Company has approximately 20,000 customers to which it provides a comprehensive selection of brand name products supplied by E.I. DuPont de Nemours & Co. ("DuPont"), PPG Industries, Inc. ("PPG"), BASF Corporation ("BASF") and Minnesota Mining & Manufacturing Co., Inc. ("3M") in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and competitive positions of its customers and suppliers.

The Company is the leading consolidator in the automotive refinishing distribution industry, having successfully completed approximately 25 acquisitions over the past seven years, ranging in size from $0.3 million fill-in acquisitions to the acquisition of Thompson PBE, Inc. (the "Thompson acquisition"). On November 21, 1997, the Company acquired substantially all outstanding shares of common stock of Thompson PBE, Inc., a Delaware corporation, for $8.00 per share, or an aggregate of approximately $73,471,000, including acquisition costs. In addition to the cash purchase price, the Company refinanced approximately $34,474,000 of Thompson's outstanding indebtedness at the date of purchase. The Thompson acquisition, significantly expanded the Company's geographic presence in the Southeastern and Western United States. The Company's operations are currently organized into three divisions: Southeastern Division, Western Division, and Central/Northeastern Division. The Company intends to continue its strategy of expanding through additional acquisitions.

As part of the integration of Thompson PBE and FinishMaster, the Company is planning to consolidate and upgrade its store and corporate computer systems over the next two years. Current estimates for this upgrade amount to approximately $3.5 million.

Effective March 1, 1998 the Company moved its corporate offices to 54 Monument Circle, Indianapolis, IN 46204. Relocating to the new headquarters will be executive management including the President and Chief Operating Officer, Purchasing, Management Information Systems, Human Resources, Operations and Finance Executives, as well as the Accounting department.

Computer memory was very expensive on early mainframe computers, therefore, some computer programs used only the final two digits for the year in the date field and assumed that the first two digits were "19." As a result, some computer applications may be unable to interpret the change from year 1999 to year 2000. The Company has implemented a detailed plan to ensure Year 2000 compliance. The Company contemplates working closely with its major suppliers and customers in their Year 2000 compliance efforts. FinishMaster, like most organizations, has not completed the Year 2000 Compliance process but does not believe that the cost of such process will be material or that there is a material uncertainty regarding its ability to complete said process by Year 2000. The Company has in place a detailed testing and correction plan which would provide for a smooth transition into 2000. The focus is to confirm that the supply chain, from manufacturer to FinishMaster to customer, is not broken due to computer problems at the change of the century. In addition, the Company has written verification of Year 2000 compliance from all its hardware, software and suppliers with which it has data processing relationships.

The Company changed its fiscal year-end from March 31 to December 31, effective for the period ending December 31, 1996.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's Statement of Operations and the corresponding calculations as a percentage of net sales.


                                                                                Twelve Months Ended         Twelve Months Ended
                                                                                      12/31/96                   12/31/95
                                                  Year Ended 12/31/97             (unaudited) (1)             (unaudited) (1)

                                                 $            % of NS            $              % of NS     $            % of NS
                                               ------------------------       --------------------------    ---------------------
NET SALES                                        $130,175        100.0%         $125,795          100.0%  $   99,235       100.0%
COST OF SALES                                      83,068         63.8%           81,591           64.9%      63,568        64.1%
                                               ------------------------       --------------------------    ---------------------

GROSS PROFIT                                       47,107         36.2%           44,204           35.1%      35,667        35.9%


EXPENSES:
Operating                                           20,568        15.8%           20,295           16.1%      14,676        14.8%
Selling, general and administrative                 17,982        13.8%           17,427           13.8%      13,381        13.5%
Depreciation                                         1,435         1.1%              974            0.8%         559         0.5%
Amortization of intangible assets                    3,290         2.6%            2,487            2.0%       1,284         1.3%
                                               ------------------------       --------------------------    ---------------------

                                                    43,275        33.3%           41,183           32.7%      29,900        30.1%
                                               ------------------------       --------------------------    ---------------------
INCOME FROM OPERATIONS                               3,832         2.9%            3,021            2.4%       5,767         5.8%

OTHER INCOME (EXPENSE)
Investment income                                      128         0.1%               99            0.1%        261          0.3%
Interest expense                                    (2,789)       (2.1%)          (1,713)          (1.4%)      (687)        (0.7%)
                                               ------------------------       --------------------------    ---------------------
                                                    (2,661)       (2.0%)          (1,614)          (1.3%)      (426)        (0.4%)
                                               ------------------------       --------------------------    ---------------------

INCOME BEFORE INCOME TAXES                           1,171         0.9%           1,407             1.1%       5,341         5.4%
Income tax expense                                     515         0.4%             745             0.6%       1,871         1.9%
                                               ------------------------       --------------------------    ---------------------
NET INCOME                                       $     656         0.5%       $     662             0.5%    $  3,470         3.5%
                                               ========================       ==========================    =====================

NET INCOME PER SHARE - BASIC                  $       0.11                    $    0.11                     $   0.58
                                              ============                    ==========                    ========

                     - DILUTED                $       0.11                    $    0.11                     $   0.58
                                              ============                    =========                     ========


WEIGHTED AVERAGE  SHARES OUTSTANDING
                                                     5,994                        6,000                        6,000
                                              ============                    =========                     ========

(1) The Company changed its fiscal year-end from March 31 to December 31, effective for the period ended December 31, 1996.

Year ended December 31, 1997 versus Twelve months ended December 31, 1996

The Company changed its fiscal year-end from March 31 to December 31, effective for the period ended December 31, 1996. As a result, the audited amounts for the year ended December 31, 1997 are presented with the comparable unaudited amounts for the twelve months ended December 31, 1996 and 1995. Management believes that for purposes of management's discussion and analysis the comparison between the twelve month periods provides a more meaningful understanding of the Company's performance. The results of operations for the fiscal year ended December 31, 1997 include the results of operations for Thompson from December 1, 1997 to December 31, 1997. The results of operations for the period from November 21, 1997, the date of the acquisition, to November 30, 1997 is not significant.

Net Sales. Net sales for the year ended December 31, 1997 increased by $4.4 million or 3.5% to $130.2 million from $125.8 million for the same period in 1996. This increase was attributable to the additional sales contributed by Thompson of $12.4 million for the month of December and sales from other acquisitions of $1.7 million for the year. The Thompson sales were offset by a decline in same outlet sales. Same outlet sales declined primarily due to a slowdown in the van conversion industry, the loss of certain low margin business resulting from small market share, suppliers discounting and offering large incentives in certain markets to increase market share and flat industry market conditions.

Gross Profit. Gross profit for the year ended December 31, 1997 increased to $47.1 million from $44.2 million for the same period in 1996. Gross profit as a percentage of sales increased to 36.2% for the year ended December 31, 1997 from 35.1% for the same period in 1996. The increase in gross profit percentage is the result of participation in suppliers' rebate and incentive programs and optimizing early payment discounts from suppliers.

Operating Expenses. Operating expenses for the year ended December 31, 1997 increased by $0.3 million to $20.6 million from $20.3 million for the same period in the prior year. Operating expenses as a percent of sales decreased to 15.8% for the year ended December 31, 1997 compared to 16.1% for the same period in 1996. Operating expenses consist of wages, building and vehicle costs for the outlets and the distribution centers. The decrease in operating expenses as a percentage of sales is the result of the Company's profit improvement activities, including, but not limited to, staffing reductions and streamlining sales outlet and distribution activities, which reduced operating expenses by approximately $2.4 million. The profit improvements of $2.4 million were offset by Thompson's operating expenses of $2.3 million for the month of December and other acquisitions of $0.4 million for the year.

Selling, General, and Administrative Expenses. (SG&A) SG&A expenses for the year ended December 31, 1997 increased by $0.6 million to $18.0 million from $17.4 million for the same period in the prior year. SG&A decreased as a percentage of sales to 13.8% for the year ended December 31, 1997 compared to 13.9% for the same period for the year ended December 1996. SG&A costs for the year ended December 31, 1997 were reduced approximately $2.5 million over the same period in the prior year as the result of the Company's cost reduction activities, including head count reductions, professional fees, travel and entertainment, and advertising. The cost reduction of $2.5 million was offset by Thompson's SG&A costs for the month of December of $2.2 million, selling costs of other acquisitions of $0.3 million and one time costs related to the integration of Thompson and future acquisitions of $0.6 million. General and administrative expenses consist of corporate support staff and expenses for commission, wages, and expenses supporting customer sales activity.

Depreciation and Amortization of Intangible Assets. Depreciation expenses for the year ended December 31, 1997 increased by $0.5 million over the same period in the prior year. Depreciation and amortization consists primarily of depreciation expenses related to the corporate distribution center and store locations and amortization of goodwill and non-compete costs related to acquisitions. The increase is attributable to $0.2 million of Thompson's depreciation for the month of December. In addition, $0.3 million is from depreciable assets acquired to improve operating efficiencies as well as a full year's depreciation on assets from the prior year's acquisitions. Amortization of intangible assets increased by $0.8 million for the year ended December 31, 1997 over the same period of the prior year. The increase is attributable to $0.3 million of goodwill amortization for the Thompson acquisition and $0.5 million of additional acquired intangibles.

Interest Expense. Interest expense increased $1.1 million for the year ended December 31, 1997 over the same period in the prior year. Interest expense primarily includes interest on mortgages and notes payable to former owners of acquired businesses as well as interest on the Company's credit facilities. The increase in interest expense was the result of interest on debt incurred to finance the Thompson transaction. The Thompson transaction occurred November 21, 1997 and the total acquisition price of $73.5 million was funded through borrowings.

Provision for Income Tax. The Company's effective tax rate for the for the year ended December 31, 1997 was 44% compared to 53% for the twelve months ended December 31, 1996. This rate varied from the Company's statutory tax rate of 34% primarily due to state taxes along with certain expenses which are not deductible for tax purposes.

Twelve months ended  December 31, 1996 versus  Twelve months ended  December 31,
1995

For purposes of management's discussion and analysis, the unaudited amounts for the twelve months ended December 31, 1996 are presented with the comparable unaudited amounts for the twelve months ended December 31, 1995.

Net Sales. Net sales for the twelve months ended December 31, 1996 were $125.8 million, an increase of approximately 26.8% compared to $99.2 million for the twelve months ended December 31, 1995. The sales increase resulted from sales generated by acquisitions in Maryland and Virginia in the twelve months ended December 31, 1996. In addition, acquisitions in Delaware, Michigan, New Jersey, Oklahoma, Pennsylvania, and Texas in 1995 contributed sales to the entire twelve months ended December 31, 1996.

Gross Profit. Gross profit for the twelve months ended December 31, 1996 was $44.2 million compared to $35.7 million for the twelve months ended December 31, 1995 and as a percentage of net sales decreased to 35.1% from 35.9%. Gross profit percentage declined as a percentage of net sales as competitive pricing pressures increased in the twelve months ended December 31, 1996 as paint manufacturers intensified efforts to gain market share.

Operating Expenses. Operating expenses for the twelve months ended December 31, 1996 were $20.3 million compared to $14.7 million for the twelve months ended December 31, 1995. Operating expenses as a percentage of net sales increased to 16.1% for the twelve months ended December 31, 1996 compared to 14.8% for the twelve months ended December 31, 1995. Operating expenses consist of wages, building and vehicle costs for the outlets and the distribution centers. The increase as a percentage of net sales resulted from higher operating costs of recent acquisitions along with one-time expenses related to consolidating and relocating several facilities in 1996. Efficiencies gained from sales outlet consolidations in the Southwestern Region has enabled the Company to close its Texas distribution center during the first quarter of 1997. Certain expenses related to the closing of the Texas distribution center affected the twelve months ended December 31, 1996. The additional expense increase was partially offset by the Company's programs to reduce costs.

Selling, General and Administrative. SG&A expenses for the twelve months ended December 31, 1996 were $17.4 million compared to $13.4 million for the twelve months ended December 31, 1995. SG&A expenses as a percentage of net sales increased to 13.8% for the twelve months ended December 31, 1996 compared to 13.5% for the twelve months ended December 31, 1995. General and administrative expenses consist of corporate support staff and expenses for commission, wages, and expenses supporting customer sales activity.

Depreciation and Amortization. Depreciation and amortization for the twelve month period was $3.5 million compared to $1.8 million for the twelve months ended December 31, 1995. Depreciation and amortization as a percentage of net sales increased to 2.8% for the twelve months ended December 31, 1996 compared to 1.8% for the twelve months ended December 31, 1995. Depreciation and amortization consist primarily of depreciation expenses related to the Michigan distribution center and sales outlets and amortization of goodwill and costs of non-competition agreements related to acquisitions. The increase results from amortization of intangibles and depreciation of fixed assets incurred in connection with the Company's acquisitions in Virginia and Maryland during the current period and a full year's amortization and depreciation for prior year's acquisitions along with revisions, in 1996, to the estimated lives of certain intangibles.

Interest Expense. Interest expense for the twelve months ended December 31, 1996 was $1.7 million compared to $0.7 million for the twelve months ended December 31, 1995. Interest expense primarily includes interest on mortgages and notes payable to former owners of acquired businesses as well as interest on the Company's line of credit. The increase was the result of interest incurred in connection with seller financing for current year acquisitions and the increased use of the Company's line of credit to support acquisitions and working capital requirements.

Provision for Income Tax. The Company's effective tax rate for the twelve months ended December 31, 1996 was 53% compared to 40% for the twelve months ended December 31, 1995. This rate varied from the Company's statutory tax rate of 34% primarily due to state taxes along with certain expenses which are not deductible for tax purposes.

QUARTERLY INFORMATION

The following table sets forth consolidated statements of operations data for each of the eight quarters ended December 31, 1997. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                  Quarterly Results for the Periods Ended
                                                     December 31, 1997                           December 31, 1996
                                        --------------------------------------------  ------------------------------------------
                                        3/31/97    6/30/97    9/30/97    12/31/97(3)  3/31/96    6/30/96    9/30/96    12/31/96
                                                                 (in thousands, except per share data)
Net sales                                $29,239    $31,034    $30,696    $39,206      $29,973     $33,149   $33,399     $29,274
Cost of sales                             18,610     19,462     19,539     25,457       19,660      21,222    21,584      19,125
                                        --------   --------   --------   --------     --------    --------  --------    --------
Gross profit                              10,629     11,572     11,157     13,749       10,313      11,927    11,815      10,149
Operating expenses                         4,667      4,593      4,739      6,569        4,982       5,062     5,182       5,069
Selling, general and
   administration                          3,801      3,942      3,903      6,336        4,235       4,425     4,062       4,705
Depreciation and  amortization(1)          1,017      1,026      1,057      1,625          641        705        769      1,346
                                        --------   --------   --------   --------     --------    --------  --------    --------
Income(loss) from operations               1,144      2,011      1,458       (781)         455       1,735     1,802        (971)
Investment income, net                         6         26         35         61           22          29        12          36
Interest expense                            (494)      (437)      (345)    (1,513)        (340)       (478)     (509)       (386)
                                        --------   --------   --------   --------     --------    --------  --------    --------

Income(loss) before income taxes             656      1,600      1,148     (2,233)         137       1,286     1,305      (1,321)
Income tax expense(benefit) (1)              250        595        436       (766)         135        587        478       (455)
                                        --------   --------   --------   --------     --------    --------  --------    --------
Net income (loss)                         $  406   $  1,005  $     712    $(1,467)     $     2    $    699 $     827    $   (866)
                                        ========  =========  =========  ==========     =======    ======== =========    =========

Net income (loss) per share - Basic (2)   $ 0.07     $ 0.17     $ 0.12   $ (0.24)       $ 0.00     $ 0.12     $ 0.14   $   (0.14)
                                        ========  =========  =========  =========    =========   ========  =========   ==========
                           - Diluted (2)  $ 0.07     $ 0.17     $ 0.12   $ (0.24)       $ 0.00     $ 0.12     $ 0.14   $   (0.14)
                                        ========  =========  =========  =========    =========   ========  =========   ==========


(1) The increase in depreciation and amortization results from amortization of intangibles and depreciation of fixed assets incurred in connection with the Company's acquisitions in the periods ended December 31, 1997 and 1996 and a full year's amortization and depreciation for prior year's acquisitions along with revisions to the estimated lives of certain intangibles in the quarter ending December 31, 1996.

(2) The sum of the quarterly net income (loss) per share amounts for the periods presented may not equal the annual amount reported because net income per share is computed independently for each quarter.

(3) The operating results for the quarter ended December 31, 1997 are affected by the Thompson acquisition, which was completed on November 21, 1997. The results of Thompson for the month of December, 1997 are included in the December 31, 1997 amounts. For further explanation of the operating effect of the Thompson acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 1997.


Seasonality and Quarterly Fluctuations. The Company's sales and operating results have varied from quarter to quarter due to various factors and the Company expects these fluctuations to continue. Among these factors are seasonal buying patterns of the Company's customers and the timing of acquisitions. Historically, outlet sales have slowed in the late fall and winter of each year largely due to inclement weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company's outlets is generally lower during the December and March quarters compared to the June and September quarters. In addition, the timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter. The Company takes advantage of periodic special incentive programs available from suppliers which extend the due date of purchases beyond terms normally available with large volume purchases. The timing of these programs can contribute to fluctuations in the Company's quarterly cash flow. Although the Company continues to investigate strategies to smooth the seasonal pattern of its quarterly results of operations, there can be no assurance that the Company's net sales, results of operations and cash flow will not continue to display these seasonal patterns.

INFLATION AND OTHER ECONOMIC FACTORS

Inflation  affects  FinishMaster's  costs of materials sold,  salaries and other related costs of distribution. To the extent permitted by competition, FinishMaster has offset these higher costs of materials through selective price increases.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity based instruments at December 31, 1997. A review of the Company's other financial instruments and risk exposures at December 31, 1997 indicated that the Company had exposure to interest rate risk. At December 31, 1997, the Company concluded that near-term changes to interest rates should not materially affect the Company's financial position, results of operations or cash flows.

Other discussion regarding the Company's business risks is presented in Item 1 "Business" on this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements contain audited statements of cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996 and the year ended March 31, 1996. The following table shows unaudited condensed consolidated statements of cash flows for the three comparable twelve month periods.

                                               Year Ended             Twelve Months Ended        Twelve Months Ended
                                           December 31, 1997           December 31, 1996          December 31, 1995
                                                                          (unaudited)                (unaudited)
                                           --------------------------------------------------------------------------
                                                                         (in thousands)
Net cash provided by (used in):

Operating activities                          $  1,257                     $  3,280                     $ (1,875)

Investing activities                           (74,846)                      (6,135)                      (5,085)

Financing activities                            73,653                        2,617                        7,084
                                              --------                     --------                     --------

Increase (decrease) in cash                         64                         (238)                         124

Cash at beginning of period                        300                        1,647                        2,138
                                              --------                     --------                     --------

Cash at end of period                         $    364                     $  1,409                     $  2,262
                                              ========                     ========                     ========


The Company's liquidity and capital resources have been significantly influenced by acquisition activity. The Company historically has financed acquisitions through a combination of seller financing, internally generated cash flow and unsecured bank borrowings under the Company's loan facilities. In addition, net proceeds of $16.2 million from a February, 1994 public stock offering were used to accelerate the Company's acquisition program.

On November 21, 1997, the Company acquired substantially all of the outstanding common stock of Thompson PBE, Inc. for $8.00 per share. Thompson, like FinishMaster, is an aftermarket distributor of automotive paints, coatings and related supplies. The total purchase price, including related acquisition costs, was $73,471,000. The Company also refinanced $34,474,000 of Thompson indebtedness. The Company funded the acquisition and refinanced Thompson's indebtedness with a combination of bank financing and subordinated borrowings from LDI.

Cash provided by operating activities was $1.3 million for the year ended December 31,1997, compared to $3.3 million for the comparable period of the prior year. The decrease in cash provided by operations is primarily attributable to cash used to take advantage of early payment discounts available from suppliers and for partial payment of the past due Thompson accounts payable. In addition, cash was used for large inventory buys at year end in advance of price increases.

Cash of $3.4 million was provided by accounts receivable reductions for the year ended December 31, 1997 compared to $1.0 million in the same period of the prior year. This was a result of increased collection efforts and improvements in days sales outstanding.

The Company used cash of $1.5 million in the year ended December 31, 1997 and $0.4 million in the same period in the prior year as the result of large inventory buys from major suppliers in advance of price increases. Inventory at December 31, 1997 included approximately $5.0 million attributable to large year-end buys.

Cash used of $6.4 million for accounts payable and other current liabilities increased $5.3 million over the same period in the prior year. The increase in cash used was a result of increased participation in major supplier discount programs and the payment of Thompson's past due accounts payable.

The Company's investing activities used cash of $74.1 million to acquire three businesses, including Thompson, in the year ended December 31, 1997. This compares to $5.3 million used to acquire six businesses in the same period in the prior year. In addition the Company had capital expenditures of $0.7 million and $0.6 million in the years ended December 31, 1997 and 1996, respectively. Capital expenditures were primarily for sales outlet and warehouse improvements and equipment. The Company uses operating leases to finance its computer system and delivery vehicles.

The Company's financing activities provided cash of $73.7 million for the year ended December 31, 1997 compared to $2.6 million in the same period in the prior year. For the year ended December 31, 1997 cash was provided from borrowings to finance the Thompson acquisition of $73.8 million and $34.4 million to refinance Thompson's debt. In addition, $5.6 million was borrowed on the working capital line to reduce Thompson's past due accounts payable and $4.1 million was used for repayment of long term seller financing on other current and prior acquisitions. For the year ended December 31, 1996 cash provided by financing activities of $2.6 million was used for working capital and acquisition requirements.

The Company had working capital of approximately $42.0 million at December 31, 1997. In addition to working capital, the Company had term credit and revolving credit facilities totaling $100 million, and senior subordinated debt of $30 million. At December 31, 1997 the Company had available $8.5 million of unused revolving credit.

As a condition of the amended bank credit facility of $100 million, LDI agreed to make by June 30, 1998 an additional equity investment of $14 million or such lesser amount as may be acceptable to the Company's bank. The Company intends to satisfy this requirement through an acquisition of LDI AutoPaints ("AutoPaints") in exchange for equity in the Company.

The Company is currently pursuing other financing arrangements. Should the Company be successful in implementing favorable financing terms, proceeds will be used to retire certain bank term loans, a portion of outstanding under the revolving credit facility and the subordinated debt payable to LDI. Early retirement of indebtedness will result in an extraordinary loss in the amount of the net book value of capitalized debt issue costs. At December 31, 1997 unamortized debt issue costs were approximately $1.6 million.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Report contains certain forward-looking statements pertaining to, among other things, the Company's future results of operations, cash flow needs and liquidity, acquisitions and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, difficulties associated with assimilating acquisitions, the emergence of new or growing competitors, seasonal and quarterly fluctuations, governmental regulation, the potential loss of key suppliers, and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the future developments described in the forward-looking statements contained in this Report will in fact occur.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1997.

ITEM 11 - EXECUTIVE COMPENSATION

Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1997.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)List the following documents filed as part of this report:

Financial Statements -- Included elsewhere in this report.

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity

Notes to Consolidated Financial Statements

Financial Statement Schedules


(b)   Reports on Form 8-K:

         - A Form 8-K was filed on October 15, 1997 to accompany the press release issued in connection with the execution of the Agreement and Plan of Merger, dated as of October 14, 1997, by and among FinishMaster, Inc., FMST Acquisition Corporation and Thompson PBE, Inc. ("Thompson"), pursuant to which the Company would acquire the outstanding shares of Thompson for a price of $8.00 per share.

         - A Form 8-K was filed on December on December 3, 1997 to report the completion of the acquisition by the Company of Thompson, and was amended by a Form 8-K/A filed on February 2, 1998 to incorporate certain pro forma consolidated financial statements of the Company, after giving effect to the acquisition of Thompson.

(c) The Exhibits filed herewith or incorporated herein by reference are set forth in the Exhibit Index on page ___.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  March  31, 1998                        FINISHMASTER, INC.

                                             By: /s/ Thomas U. Young
                                                 ------------------------------
                                                 Thomas U. Young,
                                                 President, Vice Chairman of the
Board and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                        Date            Title
    ----------------------------------------------------------------------------
(1) Principal Executive Officer:

    /s/Andre B. Lacy
    -------------------
    Andre B. Lacy                   March 31, 1998   Chairman of the Board
                                                     and Chief Executive Officer
    (2) Principal Financial
        and Accounting Officer:


     /s/Roger A. Sorokin
    -------------------
    Roger A. Sorokin                March 31, 1998   Vice President--Finance

(3) A Majority of the
    Board of Directors:


     /s/Andre B. Lacy
    -------------------
    Andre B. Lacy                   March 31, 1998   Director


     /s/Thomas U. Young
    -------------------
    Thomas U. Young                 March 31, 1998   Director


     /s/Margot L. Eccles
    -------------------
    Margot L. Eccles                March 31, 1998   Director


     /s/William J. Fennessy
    -------------------
    William J. Fennessy             March 31, 1998   Director


     /s/Peter L. Frechette
    -------------------
    Peter L. Frechette              March 31, 1998   Director


     /s/Michael L. Smith
    -------------------
    Michael L. Smith                March 31, 1998   Director


     /s/Walter S. Wiseman
    -------------------
    Walter S. Wiseman               March 31, 1998   Director

                           ANNUAL REPORT ON FORM 10-K
                        ITEM 8 and 14(a)(1) AND (2), (c),
                                     AND (d)
          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1997
                               FINISHMASTER, INC.
                              INDIANAPOLIS, INDIANA

FORM 10-K--ITEM 8 and 14(a)(1) AND (2)
FINISHMASTER, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements of FinishMaster, Inc. and Subsidiaries are included in Item 8 of this Report:

Page

Report of Independent Auditors                                           ____

Consolidated Balance Sheets                                              ____

Consolidated Statements of Operations                                    ____

Consolidated Statements of Cash Flows                                    ____

Consolidated Statements of Shareholders' Equity                          ____

Notes to Consolidated Financial Statements                               ____


         The   following    consolidated   financial   statement   schedule   of
         FinishMaster, Inc. and Subsidiaries is submitted herewith:

Schedule II                                                              ____


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either included within the financial statements, not required under the related instruction or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
FinishMaster, Inc.



We have audited the accompanying consolidated balance sheets of FinishMaster, Inc. and Subsidiaries as of December 31, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and the nine month period ended
December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FinishMaster, Inc. and Subsidiaries at December 31, 1997 and December 31, 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1997 and the nine-month period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                        COOPERS & LYBRAND L.L.P.



Grand Rapids, Michigan
March 20, 1998

REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
FinishMaster, Inc.



We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of FinishMaster, Inc. and Subsidiary for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, consolidated financial statements referred to above present fairly, in all material respects the consolidated results of operations and cash flows of FinishMaster, Inc. and Subsidiary for the year ended March 31, 1996, in conformity with generally accepted accounting principles.





                                                          ERNST & YOUNG L.L.P.








Detroit, Michigan
April 18,1996

REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
FinishMaster, Inc.



We have audited the consolidated financial statements of FinishMaster, Inc. as of March 31, 1996 and for the year then ended and have issued our report thereon dated April 18, 1996. Our audit also included Schedule II of FinishMaster, Inc. which is included in the financial statement schedule listed in the index at
Item 14(a) of FinishMaster, Inc. in its Annual Report on Form 10-K for the year ended March 31, 1996. This financial statement schedule is the responsibility of FinishMaster, Inc. management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statements schedule of FinishMaster, Inc. referred to above, when considered in relation to the FinishMaster, Inc. basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                  ERNST & YOUNG L.L.P.















Detroit, Michigan
April 18, 1996

                               FINISHMASTER, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                        December 31,         December 31,
                                                                                            1997                 1996
                                                                                     -------------------- --------------------

ASSETS
CURRENT ASSETS
     Cash                                                                                $     364            $     300
     Accounts receivable, net of allowance for doubtful
         accounts of $2,247 and $700 respectively                                           28,744               12,752
     Inventory                                                                              53,442               24,828
     Refundable income taxes                                                                 1,299                   -
     Deferred income taxes                                                                   3,844                  474
     Prepaid expenses and other current assets                                               2,751                  785
                                                                                          --------               ------
                                                        TOTAL CURRENT ASSETS                90,444               39,139

PROPERTY AND EQUIPMENT
     Land                                                                                      368                  368
     Vehicles                                                                                1,082                   55
     Buildings and improvements                                                              3,797                3,105
     Machinery, equipment and fixtures                                                       9,065                5,909
                                                                                            ------               ------
                                                                                            14,312                9,437
     Accumulated depreciation                                                               (4,016)              (2,866)
                                                                                        -----------            ---------
                                                                                            10,296                6,571
OTHER ASSETS
     Intangible assets, net                                                                110,870               20,357
     Deferred income taxes                                                                   3,374                  289
     Other                                                                                     434                  121
                                                                                       -----------           ----------
                                                                                           114,678               20,767
                                                                                          --------             --------
                                                                                         $ 215,418             $ 66,477
                                                                                         =========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable, bank                                                              $         -             $    1,841
     Accounts payable                                                                       28,274                7,786
     Accrued expenses and other current liabilities                                         12,072                2,554
     Current maturities of long-term obligations                                             8,005                4,139
                                                                                            ------               ------
                                                   TOTAL CURRENT LIABILITIES                48,351               16,320

LONG-TERM OBLIGATIONS, less current maturities                                             134,135               17,831

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares authorized;
         no shares issued and outstanding
     Common stock, $1 stated value; 10,000,000 shares authorized;
         5,992,640 and 6,000,140 shares issued and outstanding                              5,993                6,000
     Additional paid-in capital                                                             14,466               14,509
     Retained earnings                                                                      12,473               11,817
                                                                                           -------              -------
                                                                                            32,932               32,326
                                                                                          --------              -------
                                                                                         $ 215,418             $ 66,477
                                                                                         =========             ========



The accompanying notes are an integral part of the consolidated financial statements.

                               FINISHMASTER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                            Nine Months
                                                                        Year Ended             Ended             Year Ended
                                                                       December 31,         December 31,         March 31,
                                                                           1997                 1996               1996
                                                                    -------------------- ------------------- ------------------

NET SALES                                                                $130,175             $ 95,822            $107,511

COST OF SALES                                                              83,068               61,931              69,499
                                                                          -------              -------             -------
GROSS PROFIT                                                               47,107               33,891              38,012

EXPENSES:
   Operating                                                               20,568               15,313              16,382
   Selling, general and administrative                                     17,982               13,192              14,467
   Depreciation                                                             1,435                  755                 779
   Amortization of intangible assets                                        3,290                2,065               1,311
                                                                           ------               ------              ------
                                                                           43,275               31,325              32,939
                                                                          -------              -------             -------
                                            INCOME FROM OPERATIONS          3,832                2,566               5,073

OTHER INCOME (EXPENSE):
   Investment income                                                          128                   77                 183
   Interest expense                                                        (2,789)              (1,373)               (841)
                                                                          --------             --------          ---------
                                                                           (2,661)              (1,296)               (658)
                                                                         ---------             --------            --------

INCOME BEFORE INCOME TAXES                                                  1,171                1,270               4,415
   Income tax expense                                                         515                  610               1,766
                                                                          -------              -------              ------
                                                                         $    656             $    660             $ 2,649
                                                                         ========             ========             =======
NET INCOME

                              NET INCOME PER SHARE       - BASIC       $      .11           $      .11          $      .44
                                                                       ==========           ==========          ==========

                                                         - DILUTED     $      .11           $      .11          $      .44
                                                                       ==========           ==========          ==========

                               WEIGHTED AVERAGE SHARES OUTSTANDING          5,994                6,000               6,000
                                                                         ========            =========             =======



The accompanying notes are an integral part of the consolidated financial statements.

                               FINISHMASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          Nine months      Year ended
                                                             Year ended  ended December    March 31,
                                                            December 31,     31,
                                                                 1997        1996          1996
                                                           -------------------------------------------

OPERATING ACTIVITIES:
  Net income                                                $    656         $    660         $  2,649

  Adjustments  to  reconcile  net  income
    to net cash  provided  by  (used  in)
    operating activities:
      Depreciation and amortization                            4,725            2,820            2,090
     Bad debt expense                                            859              798              548

     Deferred income taxes                                      (681)            (400)             (38)
      Changes in operating assets and liabilities:
         Account receivable                                    3,388            2,324           (1,997)
         Inventories                                          (1,456)            (815)            (778)
         Prepaids and other current assets                       177             (270)            (243)
         Accounts payable and other current liabilities       (6,411)          (2,775)          (2,694)
                                                            --------         --------         --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            1,257            2,342             (463)


INVESTING ACTIVITIES:
  Business acquisitions                                      (74,149)          (3,083)         (22,193)
  Purchases of property and equipment                           (697)            (620)            (762)
  Sale of marketable securities                                   --               --            6,906
  Other                                                           --              (11)            (313)
                                                            --------         --------         --------

NET CASH USED IN INVESTING ACTIVITIES                        (74,846)          (3,714)         (16,362)


FINANCING ACTIVITIES:

  Net borrowings (repayments) under note payable, bank        (1,841)           1,841               --

  Purchase of common stock                                       (50)              --               --
  Acquisition financing                                       73,819            1,191           10,774
  Debt issuance costs                                         (1,689)              --               --

  Proceeds from long-term obligations                         41,951               --            7,809
  Repayment of long-term obligations                         (38,537)          (2,469)          (2,787)
                                                            --------         --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     73,653              563           15,796
                                                            --------         --------         --------


INCREASE (DECREASE) IN CASH                                       64             (809)          (1,029)

CASH AT BEGINNING OF PERIOD                                      300            1,109            2,138
                                                            --------         --------         --------

CASH AT END OF PERIOD                                       $    364         $    300         $  1,109
                                                            ========         ========         ========



SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
Cash paid during the period for:
    Interest                                                $  2,192         $  1,313         $    762
                                                            ========         ========         ========

    Taxes                                                   $  1,520         $    687         $    774
                                                            ========         ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                               FINISHMASTER, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                         Additional        Net
                                                             Common       paid-in       Unrealized      Retained
                                                             Stock        Capital      Gain/(Loss)      Earnings      Totals
                                                          ------------- ------------- --------------- ------------- ------------

BALANCES AT APRIL 1, 1995                                    $ 6,000      $ 14,508       $      (60)  $    8,508    $   28,956

Adjustment related to sale of marketable securities                                              60                         60

Net income for the year                                                                                    2,649         2,649
                                                             -------       -------        ---------      -------        ------

BALANCES AT MARCH 31, 1996                                     6,000        14,508                 -      11,157        31,665

Options exercised                                                                1                                            1

Net income for the nine month period                                                                         660           660
                                                             -------       -------        ---------      -------        ------

BALANCES AT DECEMBER 31, 1996                                  6,000        14,509                        11,817        32,326
                                                                                            -

Purchase of common stock                                          (7)          (43)
                                                                                                                           (50)

Net income for the year                                                                                      656           656
                                                             -------       -------        ---------      -------        ------

BALANCES AT DECEMBER 31, 1997                                $ 5,993      $ 14,466        $    -          $12,473      $32,932
                                                             =======      ========        ======          =======      =======





The accompanying notes are an integral part of the consolidated financial statements.

FINISHMASTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings and paint-related accessories to the automotive collision repair industry. As of December 31, 1997 the Company operated 143 sales outlets and three distribution centers in 22 states. The Company is organized into three major geographic regions - the Southeastern, Western and Central/Northeastern Divisions. The Company has approximately 20,000 customers to which it provides a comprehensive selection of brand name products supplied by DuPont, PPG, BASF and 3M, in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is highly dependent on a small number of key suppliers.

Majority Stockholder: On February 23, 1994, the Company completed an initial public offering of common stock on the NASDAQ national market under the trading symbol "FMST." The Company sold 1.7 million shares of common stock at an initial public offering price of $10.50 per share. The net proceeds from the offering of approximately $16.2 million were used by FinishMaster to fund acquisitions, repay indebtedness, finance working capital and for general corporate purposes. As a result of these transactions, 4,045,000 shares or 67.4% of the Company's outstanding stock was owned by Maxco, Inc. ("Maxco") at March 31, 1996. On July 9, 1996, LDI AutoPaints, Inc. ("AutoPaints"), an Indiana corporation, purchased all of the shares of common stock owned by Maxco. Effective December 31, 1996, LDI, Ltd. ("LDI") transferred to AutoPaints 100 shares of the Company which it had purchased on the open market in August, 1995. As a result of these transactions, AutoPaints' ownership of FinishMaster stock was 4,045,100 shares or 67.5% at December 31, 1997.

Use of Estimates: The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements, identified as FinishMaster, Inc., include the consolidated accounts of FinishMaster, Inc., Thompson PBE, Inc., and Refinishers Warehouse, Inc. Sales by Refinishers Warehouse are primarily to FinishMaster and are eliminated in consolidation. All other significant intercompany, equity accounts and transactions are eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Transactions with Majority Shareholder: AutoPaints is a wholly-owned subsidiary of Lacy Distribution, which is, in turn, a wholly-owned subsidiary of LDI. Pursuant to an arrangement between the Company and AutoPaints, the Company pays AutoPaints for services it provides to the Company. During the period between July 10, 1996 and December 31, 1997, AutoPaints has provided services to the Company to support certain managerial tasks. Accordingly, the Company paid $291,000 to AutoPaints during the year ended December 31, 1997, and $262,000 in the nine months ended December 31, 1996 in return for the services of AutoPaints.

Prior to July 9, 1996, the Company received certain services from Maxco. These services included central processing of all insurance, including employee benefit coverages, general and automobile liability, property and casualty. All expenses directly attributable to FinishMaster were allocated by Maxco to FinishMaster.

Receivables: Trade accounts receivable represent amounts due primarily from automotive body repair shops and dealerships. Trade receivables are typically not collateralized. No single customer exceeds 10% of the Company's receivables at December 31, 1997.

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

Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation is computed by the straight-line method over the following range of estimated useful lives:


          Vehicles                                5 Years
          Building & Improvement                  Up to 40 Years
          Leasehold Improvement                   Life of Lease
          Machinery, Equipment & Fixtures         3 to 10 Years

Income Taxes: Deferred income taxes are recognized for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The income tax provision is the tax payable/recoverable for the period and the change during the period in deferred tax assets and liabilities.

Intangibles: Intangibles primarily consist of the excess of cost over fair market value of net assets of acquired businesses. Intangible assets, including non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 30 years.
Debt issuance costs are amortized over the term of the debt agreement.

The carrying value of goodwill is periodically reviewed to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period.

Advertising: Advertising costs are expensed as incurred. The amounts were immaterial for all periods presented.

Recent Accounting Pronouncements: In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Comprehensive income includes items such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of prior periods required.

In June of 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way in which public entities report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that general-purpose financial statements include selected information reported on a single basis of segmentation. This statement is effective for fiscal years beginning after December 15, 1997, with restatement of comparative information for earlier years being required.

The Company is currently evaluating the impact of these pronouncements.

Reclassification: Certain reclassifications have been reflected in prior year amounts to conform with the presentation of corresponding amounts in the current period.

2.  NET INCOME PER SHARE

In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15, "Earnings per Share", which is superseded by this Statement.

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share data):

                                                            Nine Months
                                          Year Ended           Ended        Year Ended March 31,
                                       December 31, 1997    December 31,            1996
                                                                1996
                                       ------------------ ----------------- ------------------
Numerator:
    NET INCOME                             $  656              $  660              $2,649
                                           ------              ------              ------

Denominator:
    BASIC-WEIGHTED AVERAGE SHARES           5,994               6,000               6,000
Effect of dilutive securities:
    EMPLOYEE STOCK OPTIONS                     --                  --                  46

  DILUTED-WEIGHTED AVERAGE SHARES           5,994               6,000               6,046
                                           ------              ------              ------

Basic net income per share                 $ 0.11              $ 0.11              $ 0.44
                                           ======              ======              ======


Diluted net income per share               $ 0.11              $ 0.11              $ 0.44
                                           ======              ======              ======



The effect of employee stock options on the calculation of weighted average shares outstanding for purposes of determining diluted earnings per share is antidilutive for the year ended December 31, 1997 and the nine months ended December 31, 1996.


3.  ACQUISITIONS

The following table summarizes the assets acquired and liabilities assumed in acquisitions made by FinishMaster in each of the periods presented. These acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Intangible assets related to goodwill and covenants not to compete were recorded with each acquisition. Operating results of acquired entities have been included in FinishMaster's consolidated financial statements as of the respective date of purchase.

                                                                                          Nine Months
                                                                      Year Ended        ended December      Year Ended
                                                                     December 31,             31,           March 31,
                                                                         1997                1996             1996
                                                                  -------------------- ----------------- ----------------
                                                                                      (in thousands)

Accounts receivable                                                  $   20,239             $    755          $  3,229
Inventory                                                                27,158                  511             8,500
Deferred taxes                                                            6,082                  -                 -
Equipment and other                                                       8,029                  456             1,492
Intangible assets                                                        91,629                2,617            13,247
                                                                         ------                -----            ------
                                                                        153,137                4,339            26,468
Liabilities assumed                                                      78,988                1,256             4,275
                                                                        -------               ------            ------
                                             ACQUISITION PRICE           74,149                3,083            22,193
Acquisition debt                                                         73,819                1,191            10,774
                                                                        -------               ------           -------
                            NET ASSETS OF BUSINESSES ACQUIRED,
                                       NET OF ACQUISITION DEBT       $      330             $  1,892          $ 11,419
                                                                     ==========             ========          ========

Number of acquisitions                                                        3                    1                16

On November 21, 1997, the Company acquired substantially all of the outstanding common stock of Thompson PBE, Inc. for $8.00 per share. Thompson, like FinishMaster, is an aftermarket distributor of automotive paints, coatings and related supplies. The total purchase price, including related acquisition costs, was $73,471,000. The Company funded the acquisition with a combination of bank financing and subordinated borrowings from LDI. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Goodwill resulting from the acquisition of Thompson is being amortized over 30 years.

The following table sets forth the unaudited pro forma results of operations for the current period in which acquisitions occurred and for the immediately preceding period as if the acquisitions were consummated at the beginning of the immediately preceding period. The unaudited pro forma results of operations data consists of the historical results of the Company as adjusted to give effect to
(1) a reduction in employment and rental expense to reflect closure and consolidation of certain facilities, (2) amortization of goodwill and debt issuance costs, and (3) an increase in interest expense attributable to financing of the acquisitions. This pro forma information does not purport to be indicative what results would have been had the acquisitions been made as of those dates or of results which may occur in the future.

                                               Year Ended              Nine Months Ended           Year Ended
                                                December                   December                March 31,
                                                31, 1997                      31,                     1996
                                                                             1996
                                              --------------------- ------------------------ -----------------------
                                                          (in thousands except per share data)

Net sales                                         $  317,594                $ 245,337               $  115,104
Net income (loss)                                    (5,305)                  (2,139)                    2,737
Net income (loss) per common share - Basic       $    (0.89)              $    (0.36)            $        0.46
                                   - Diluted     $    (0.89)              $    (0.36)            $        0.46
Weighted average number of common shares              5,994                    6,000                     6,000



4. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):



                                        December 31, 1997    December 31, 1996
                                        -----------------    -----------------

Goodwill                                   $107,673              $ 16,044
Non-compete agreements                       11,080                10,860
Debt issuance costs                           1,689                    --
                                           --------              --------

                                            120,442                26,904
Less accumulated amortization                 9,572                 6,547
                                           --------              --------
Intangible assets, net                     $110,870              $ 20,357
                                           ========              ========

5.  LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                                                              December 31,       December 31,
                                                                                  1997              1996
                                                                             --------------- -- --------------
                                                                                      (in thousands)

Notes payable to former owners of acquired businesses with
     interest at various rates up to 12%, due 1998 though 2007                 $ 18,353           $ 12,911
Note payable to bank under line of credit with interest
     rate not exceeding the prime interest rate, refinanced in 1997
                                                                                      -              7,288
Term credit facility payable to bank, bearing interest at 8.16%,
     payments 1999 through 2003                                                  40,000                  -
Revolving credit facility bearing interest at 8.16 to 9.5%,
     due November 2003                                                           51,479                  -
Senior subordinated debt payable to LDI at 9.0%,
     due May 2004                                                                30,000                  -
Other long-term financing at various rates                                        2,308              1,771
                                                                             ----------         ----------
                                                                                142,140             21,970
Less current maturities                                                           8,005              4,139
                                                                              ---------          ---------
                                                                               $134,135           $ 17,831
                                                                               ========           ========


Revolving Credit Facility: The Company has a revolving credit facility with a bank, limited to the lesser of $60 million less letter of credit obligations, or 80 percent of eligible accounts receivable plus 65 percent of eligible inventory, less letter of credit obligations and a reserve for three months facility rent. Principal is due on November 19, 2003. Interest rates and payment dates are variable based upon interest rate options selected by management. Interest rates at December 31, 1997 varied from 8.16% to 9.5%. The interest rates are 2.25% over LIBOR or 1% over prime in the case of Floating Rate Advances. The Company is charged an annual administrative fee of $50,000, and an annual commitment fee, payable monthly, of 0.5% on the unused portion of the revolving credit facility.

Term Credit Facility: The term loan requires quarterly principal payments beginning March 31, 1999. Interest rates and payment dates are variable based upon interest rate options selected by management. The interest rate at December 31, 1997 was 8.16%. This rate is 2.25% over LIBOR.

Substantially all of the Company's assets serve as collateral for the revolving credit facility and term credit facility. These credit agreements contain various covenants pertaining to, among other things, achieving a minimum fixed coverage ratio, a leverage ratio, and an interest expense coverage ratio. The covenants also limit purchases and sales of assets, restrict payment of dividends and direct the use of excess cash flow. These quarterly covenants become effective with the period ending March 31, 1998. As a condition of the amended bank credit facility of $100 million, LDI agreed to make by June 30, 1998 an additional equity investment of $14 million or such lesser amount as may be acceptable to the Company's bank. The Company intends to satisfy this requirement through an acquisition of LDI AutoPaints ("AutoPaints") in exchange for equity in the Company. (See Note 10).

Senior Subordinated Debt: The senior subordinated debt matures May 19, 2004. Interest accrues at 9.0% annually, and is payable quarterly. Holders of subordinated debt are expressly subordinate in right of payment to all senior indebtedness.


The aggregate principal payments for the next five years subsequent to December 31, 1997 are as follows, in thousands:

                             1998                  $     8,005
                             1999                        9,513
                             2000                       10,725
                             2001                       10,104
                             2002                       10,494
                             Thereafter                 93,299
                                                   -----------
                                                   $   142,140
                                                   ===========

The Company is currently pursuing other financing arrangements. Should the Company be successful in implementing favorable financing terms, proceeds will be used to retire certain bank term loans, a portion of amounts outstanding under the revolving credit facility and the subordinated debt payable to LDI. Early retirement of indebtedness will result in an extraordinary loss in the amount of the net book value of capitalized debt issue costs. At December 31, 1997 unamortized debt issue costs were approximately $1.6 million.

The carrying amounts of certain financial instruments such as cash, accounts receivable, accounts payable and long term obligations approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.


6.  EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan which covers substantially all employees who have met certain requirements as to date of service. The Company currently contributes $0.25 for each $1 contributed by employees up to 6% of their annual compensation. In addition, the Company may contribute, at the discretion of the Board of Directors, an additional amount equal to 1% of the employees' annual compensation. Company contributions charged to operations under the Plan were approximately $182,000 for year ended December 31, 1997, $189,000 for the nine months ended December 31, 1996 and $198,000 for the year ended March 31, 1996.


7.  STOCK OPTIONS

On November 30, 1993, an Employee Stock Option Plan was ratified to grant options on up to 600,000 shares of the Company's common stock to officers, key employees and non-employee directors of the Company. All options granted under this plan have been granted at a price equal to the market price at the date of the grant. All options granted have a maximum life of ten years from the date of the grant and are fully vested at the date of issue.

The Company recognizes compensation expense related to its stock option plan in accordance with APB No. 25 "Accounting for Stock Issued to Employees." Options are granted at not less than the fair market value of the Company's common stock on the date of grant, therefore, no compensation is recognized. Had compensation expense been determined at the date of the grant based on the fair value of the awards consistent the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

                                               Year Ended December         Nine Months         Year Ended March
                                                       31,             Ended December 31,            31,
                                                       1997                    1996                   1996
                                              ----------------------- ----------------------- ---------------------
Net Income                                                   (in thousands, except per share data)
    As Reported                                       $ 656                   $ 660                  $ 2,649
    Pro Forma                                         $ 523                   $ 660                  $ 2,010

Net income per share
    As Reported          - Basic                      $ 0.11                  $ 0.11                  $ 0.44


                         - Diluted                    $ 0.11                  $ 0.11                  $ 0.44

    Pro Forma            - Basic                      $ 0.09                  $ 0.11                  $ 0.34
                         - Diluted                    $ 0.09                  $ 0.11                  $ 0.33


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 1997, December 31, 1996 and March 31, 1996 respectively: risk free interest rate of 5.5, 5.7 and 5.7 percent; no dividend yield for all years; expected lives of 9, 8 and 8 years; and volatility of 46.8 percent for all years. Option valuation models, like the stock price Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its stock options.

                                      December 31, 1997                December 31, 1996                March 31, 1996
                                  -----------------------------     ----------------------------      -------------------------
                                                  Weighted-Avg.                   Weighted-Avg.                  Weighted-Avg.
                                  Options        Exercise Price     Options       Exercise Price      Options    Exercise Price
                                  -------        --------------     -------       --------------      -------    --------------
Outstanding-beginning of
year
                                   169,310         $ 10.71          222,085         $10.72            123,800         $10.50
Granted                             45,000          $ 7.00                -              -             99,500         $11.00
Exercised                               -                -              140         $10.50                  -              -
Forfeited                            4,310          $10.50           52,635         $10.76              1,215         $10.50
                                  -------           ------           -------        ------            -------         ------
Outstanding and
exercisable-end of year
($7.00 to $11.00 per share)
                                  210,000           $ 9.92           169,310        $10.71            222,085         $10.72
                                  =======           ======           =======        ======            =======         ======


The weighted-average fair value of options granted during the year ended December 31, 1997 and March 31, 1996 were $4.85 and $6.65 per option, respectively. The remaining contractual life of options outstanding at December 31, 1997 is 8.3 years.



8.  INCOME TAXES

The provision for federal and state income taxes consisted of the following, in thousands:

                    Year Ended      Nine Months Ended      Year Ended
                December 31, 1997   December 31, 1996    March 31,1996
             --------------------   -----------------    -------------

Current:
   Federal         $ 1,010                $   778           $ 1,477
   State               186                    232               327

Deferred              (681)                  (400)              (38)
                   -------                -------           -------
                   $   515                $   610           $ 1,766
                   =======                =======           =======

The reconciliation of income taxes computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                  Year Ended        Nine Months Ended      Year Ended
                               December 31, 1997    December 31, 1996    March 31, 1996
                              ------------------    -----------------    ---------------
Federal statutory tax rate           34.0%                34.0%             34.0%
State tax provision                   6.8                  8.3               4.9
Other                                 3.3                  5.7
                                                                             1.1
                              ==================    =================    ===============
Effective tax rate                   44.1%                48.0%             40.0%
                              ==================    =================    ===============



Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                        December 31, 1997    December 31, 1996
                                        -----------------    -----------------

   Deferred tax assets
     Depreciation                           $  712
     Amortization of intangibles             1,023                  $  647
     Allowance for doubtful accounts         1,106                     277
     Inventory                               1,770                     190
     Accrued expenses                        2,555
     Other, net                                 52                      23
                                            ------                  ------

                                             7,218                   1,137
   Deferred tax liabilities
     Depreciation                               --                     374
                                            ------                  ------
                                            $7,218                  $  763
                                            ======                  ======



9.  CONTINGENCIES AND COMMITMENTS

FinishMaster occupies facilities and uses equipment under operating lease agreements requiring annual rental payments approximating the following amounts (in thousands) for the five years subsequent to December 31, 1997:


                               1998               $   6,610
                               1999                   5,484
                               2000                   2,857
                               2001                   1,115
                               2002                     463
                               Thereafter               998
                                                 ----------
                                                  $  17,527
                                                  =========


Rent expense charged to operations, including short-term leases, aggregated $3,831,963, $2,724,621, and $2,500,101 for the year ended December 31, 1997, the nine months ended December 31, 1996, and the year ended March 31, 1996, respectively.

On January 14, 1998, the Company announced the planned relocation of its administrative headquarters from the Kentwood, Michigan distribution center to new office space located in Indianapolis, Indiana that will be leased by the Company from LDI. The Company anticipates incurring relocation and integration costs in 1998 in conjunction with the combination of certain stores and moving of administrative functions.

The Company is dependent on four main suppliers for the purchases of the paint and related supplies that it distributes. A loss of one of the suppliers or a disruption in the supply of the products provided could have a material adverse effect on the Company's operating results. The suppliers also provide purchase discounts, prompt payment discounts, extended terms and other incentive programs. To the extent these programs are changed or terminated, there could be a material adverse impact to the Company.

The Company has three agreements with warehouse suppliers for the purchase of certain paint and non-paint supplies in specified geographic locations. The agreements provide for aggregate specified minimum purchases of $8.1 million in 1998, $7.8 million in 1999 and 2000, and $2.8 million in 2001, 2002 and 2003.
The agreements expire in 1999, 2000, and 2003.

FinishMaster is not involved in any material legal actions as of December 31, 1997.


10.  SUBSEQUENT EVENT

On February 16, 1998, the Company, AutoPaints and LDI entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, which is subject to the approval of the Company's shareholders, AutoPaints will merge with and into the Company, and the Company will issue an additional 1,542,416 shares of the common stock of the Company to LDI. The Company will also seek shareholder approval for an increase in the number of authorized common shares from 10 million to 25 million shares. The financial position, results of operations and cash flows of AutoPaints have not been reflected in the consolidated financial statements of FinishMaster as of or for the year ended December 31, 1997.

On March 27, 1998 the Company entered into a subordinated revolving credit agreement with LDI for $10.0 million to fund working capital and acquisition needs. Principal is due March 27, 1999. Interest rates and payment dates are variable based upon interest options selected by management. The interest rates are 2.25% over LIBOR or 1.0% over prime in the case of floating rate advances. Holders of subordinated debt are expressly made subordinate in right of payment of all senior indebtedness.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)


----------------------------------------- ---------------- --------------------------------- ------------------ -----------------
                     COL. A                   COL. B                    COL. C                    COL. D             COL. E
----------------------------------------- ---------------- --------------------------------- ------------------ -----------------
                                                                      ADDITIONS
                                                           ---------------------------------

                                                                              Charged to
                                            Balance at       Charged to          Other
                                           Beginning of       Costs and       Accounts--     Deductions--DescribeBalance at End
                   DESCRIPTION                Period          Expenses         Describe                            of Period
----------------------------------------- ---------------- ---------------- ---------------- ------------------ -----------------
Year ended December 31, 1997:
       Allowance for doubtful accounts            $  700             $859        $1,758  (A)      $1,070  (B)           $2,247
                                                  ------             ----        ------           ------                ------

Nine months ended December 31, 1996:
       Allowance for doubtful accounts            $  350             $798                           $448  (B)             $700
                                                  ------             ----                           ----                  ----

Year ended March 31, 1996:
       Allowance for doubtful accounts            $  260             $548                           $458  (B)             $350
                                                  ------             ----                           ----                  ----


(A) Represents allowance for doubtful accounts from acquisition. (B) Represents uncollectible accounts written off, less recoveries.

                        FINISHMASTER, INC. AND SUBSIDIARY
                           ANNUAL REPORT ON FORM 10-K

EXHIBITS


                                  EXHIBIT LIST

    Exhibit No.   Description of Document                               Page

         2.1* Agreement and Plan of Merger, dated as of October 14, 1997, by and among FinishMaster, Inc., FMST Acquisition Corporation and Thompson PBE, Inc. (incorporated by reference to Exhibit
                  (c)(2) of Schedule 14D-1 previously filed by FMST Acquisition Corporation on October 21,
                  1997).


         2.2      Agreement  and Plan of Merger,  dated  February
                  16, 1998, by and among FinishMaster,  Inc., LDI
                  AutoPaints, Inc. and Lacy Distribution, Inc.

         3.1*     Articles  of   Incorporation  of  FinishMaster,
                  Inc., an Indiana corporation (previously filed with Form 10-K dated March 31, 1997)

         3.2*     Bylaws  of   FinishMaster,   Inc.,  an  Indiana
                  corporation (previously filed with Form 10-K dated March 31, 1997)

         10.1 FinishMaster, Inc. Stock Option Plan (Amended and Restated as of April 30, 1997)

         10.2     Agreement  dated as of March  1,  1998  between
                  FinishMaster,  Inc.  and LDI  AutoPaints,  Inc.
                  respecting      certain      management     and
                  administrative functions

         21       Subsidiaries of the Registrant

         23       Consent of Independent Auditors

         27.1     Financial Data Schedule

         99(a)* Credit Agreement, dated as of November 19, 1997, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and NBD Bank, N.A., as Agent (previously filed with Form 8-K dated December 3, 1997)

         99(b)*   Subordinated   Note  Agreement,   dated  as  of
                  November 19, 1997, by and between FinishMaster,
                  Inc. and LDI, Ltd.  (previously filed with Form
                  8-K dated December 3, 1997)

         99(c)    First  Amendment  to  Credit   Agreement  dated
                  December 10, 1997

         99(d)    Second  Amendment  to  Credit  Agreement  dated
                  March 27, 1998

         99(e)    Credit  Agreement  dated March 27, 1998 between
                  FinishMaster, Inc. and LDI, Ltd.

------------------
*   Previously filed