Form 10-K/A
period 1997-12-31
FINISHMASTER INC
filed 1998-04-14
CIK 917321

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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


================================================================================

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

(c) The Exhibits filed herewith or incorporated herein by reference are set forth in the Exhibit Index on page E-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        FINISHMASTER, INC.


April 13, 1998                          By: /s/  Roger A. Sorokin
                                            ------------------------------------
                                            Roger A. Sorokin
                                            Vice President-Finance and
                                            Chief Financial Officer

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

         2.2* Agreement and Plan of Merger, dated February 16, 1998, by and among FinishMaster, Inc., LDI AutoPaints, Inc. and Lacy Distribution, Inc. (previously filed with Form 10-K dated March 31,
                  1998).

         3.1*     Articles  of   Incorporation  of  FinishMaster,
                  Inc., an Indiana corporation (previously filed with Form 10-K dated March 31, 1997)

         3.2      Amended and Restated Code of Bylaws of
                  FinishMaster, Inc., an Indiana corporation.

         10.1* FinishMaster, Inc. Stock Option Plan (Amended and Restated as of April 30, 1997) (previously filed with Form 10-K dated March 31, 1998).

         10.2* Agreement dated as of March 1, 1998 between FinishMaster, Inc. and LDI AutoPaints, Inc. respecting certain management and administrative functions (previously filed with Form 10-K dated March 31, 1998).

         21* Subsidiaries of the Registrant (previously filed with Form 10-K dated March 31, 1998).

         23* Consent of Independent Auditors (previously filed with Form 10-K dated March 31, 1998).

         27.1*    Financial Data Schedule  (previously filed with
                  Form 10-K dated March 31, 1998).

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

         99(c)*   First  Amendment  to  Credit   Agreement  dated
                  December 10, 1997  (previously  filed with Form
                  10-K dated March 31, 1998).

         99(d)*   Second  Amendment  to  Credit  Agreement  dated
                  March 27, 1998 (previously filed with Form 10-K dated March 31, 1998).

         99(e)*   Credit  Agreement  dated March 27, 1998 between
                  FinishMaster,  Inc.  and  LDI,  Ltd.(previously
                  filed with Form 10-K dated March 31, 1998).
------------------
*   Previously filed