Form 10-Q
period 1998-03-31
FINISHMASTER INC
filed 1998-05-15
CIK 917321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended March 31, 1998


                         Commission File Number 0-23222


                               FINISHMASTER, INC.
             (Exact Name of Registrant as Specified in its Charter)


              Indiana                               38-2252096
 (State or other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)              Identification Number)


                          54 Monument Circle, Suite 700
                           Indianapolis, Indiana 46204
               (Address of principal executive offices) (Zip Code)


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

            Class                         Outstanding at April 30, 1998

        Common Stock                            5,993,640 shares
================================================================================

                          PART I. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               FINISHMASTER, INC.
                        (in thousands, except share data)



                                                                       March 31,   December 31,
ASSETS                                                                  1998          1997
                                                                      --------      --------
CURRENT ASSETS                                                               (unaudited)
     Cash                                                             $    575      $    364
     Accounts receivable, net of allowance for doubtful
        accounts of $1,722 and $2,247 respectively                      29,167        28,744
     Inventory                                                          51,717        53,442
     Prepaid expenses and other current assets                           7,144         7,894
                                                                      --------      --------
           TOTAL CURRENT ASSETS                                         88,603        90,444



PROPERTY AND EQUIPMENT, NET                                              9,607        10,296

OTHER ASSETS:
     Intangibles assets, net                                           109,662       110,870
     Other                                                               2,838         3,808
                                                                      --------      --------
                                                                       112,500       114,678
                                                                      --------      --------
                                                                      $210,710      $215,418
                                                                      ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                 $ 33,104      $ 28,274
     Accrued expenses and other current liabilities                     11,546        12,072
     Current maturities of long-term obligations                         8,526         8,005
                                                                      --------      --------
           TOTAL CURRENT LIABILITIES                                    53,176        48,351

LONG-TERM OBLIGATIONS, net of current maturities                       124,074       134,135

STOCKHOLDERS' EQUITY:
     Preferred Stock, no par value, 1,000,000 shares authorized;
       no shares issued or outstanding
     Common stock, $1 stated value, 10,000,000
       shares authorized, 5,992,640 shares issued
       and outstanding                                                   5,993         5,993
     Additional paid-in capital                                         14,466        14,466
     Retained earnings                                                  13,001        12,473
                                                                      --------      --------
                                                                        33,460        32,932
                                                                      --------      --------
                                                                      $210,710      $215,418
                                                                      ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               FINISHMASTER, INC.
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended March 31,
                                                                           1998         1997


NET SALES                                                                 $76,024      $29,239

COST OF SALES                                                              49,079       18,610
                                                                          -------      -------
                                          GROSS PROFIT                     26,945       10,629

EXPENSES
     Operating                                                             11,714        4,667
     Selling, general and administrative                                    8,938        3,801
     Depreciation                                                             920          277
     Amortization of intangible assets                                      1,574          740
                                                                          -------      -------
                                                 TOTAL                     23,146        9,485
                                                                          -------      -------
                                INCOME FROM OPERATIONS                      3,799        1,144

Interest expense, net                                                       2,792          488
                                                                          -------      -------
INCOME BEFORE INCOME TAXES                                                  1,007          656
     Income tax expense                                                       479          250
                                                                          -------      -------
                                            NET INCOME                    $   528      $   406
                                                                          =======      =======

                          NET INCOME PER SHARE - BASIC                    $   .09      $   .07
                                                                          =======      =======

                                             - DILUTED                    $   .09      $   .07
                                                                          =======      =======

                  WEIGHTED AVERAGE NUMBER OF SHARES OF
                              COMMON STOCK OUTSTANDING                      5,993        5,996
                                                                          =======      =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FINISHMASTER, INC.
                                 (in thousands)
                                   (unaudited)


                                                                      Three Months Ended March 31,

                                                                          1998           1997
                                                                        --------       --------
     OPERATING ACTIVITIES
         Net Income                                                     $    528       $    406
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
                Depreciation and amortization                              2,494          1,017
                Changes in operating assets and liabilities:
                    Accounts receivable                                     (423)          (157)
                    Inventories                                            1,725          1,038
                    Prepaid expenses and other assets                      1,720            146
                    Accounts payable and other current liabilities         4,304         (3,966)
                                                                        --------       --------
                           NET CASH PROVIDED BY (USED IN)
                           OPERATING ACTIVITIES                           10,348         (1,516)

     INVESTING ACTIVITIES
         Purchases of property and equipment                                (231)          (144)
         Other                                                              (297)            (1)
                                                                        --------       --------
                           NET CASH USED IN
                           INVESTING ACTIVITIES                             (528)          (145)


     FINANCING ACTIVITIES
         Net borrowings under note payable, bank                              --          3,444
         Repayment of long term obligations                               (9,540)        (1,186)
         Debt issuance costs                                                 (69)            --
         Purchase of common stock                                             --            (51)
                                                                        --------       --------
                           NET CASH (USED IN) PROVIDED
                           BY FINANCING ACTIVITIES                        (9,609)         2,207
                                                                        --------       --------

                           INCREASE IN CASH                                  211            546

                           CASH AT BEGINNING OF PERIOD                       364            300
                                                                        --------       --------

                           CASH AT END OF PERIOD                        $    575       $    846
                                                                        ========       ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FINISHMASTER, INC.
                                 March 31, 1998

NOTE 1 - Basis of Presentation

         The condensed consolidated financial statements include the accounts of FinishMaster, Inc., Thompson PBE, Inc. and Refinishers Warehouse, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in FinishMaster's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain reclassifications have been reflected in prior year amounts to conform with the presentation of corresponding amounts in the current period.



NOTE 2 - Income Taxes

     The effective tax rate for the three months ended March 31, 1998 increased over that of the three months ended March 31, 1997 due to the non-deductible nature of certain expenses, primarily the amortization of goodwill associated with the acquisition of Thompson PBE, Inc.


NOTE 3 - Net Income Per Share

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share data):


                                   Three Months Ended March 31,
                                        1998        1997
                                       -----      ------
Numerator:
    NET INCOME                         $ 528      $  406
                                       =====      ======

Denominator:
    BASIC-WEIGHTED AVERAGE SHARES      5,993       5,996
Effect of dilutive securities:
    EMPLOYEE STOCK OPTIONS                --          --
                                       -----      ------

DILUTED-WEIGHTED AVERAGE SHARES        5,993       5,996
                                       =====      ======

Basic net income per share             $0.09      $ 0.07
                                       =====      ======

Diluted net income per share           $0.09      $ 0.07
                                       =====      ======



     The effect of employee stock options on the calculation of weighted average shares outstanding for purposes of determining diluted earnings per share is antidilutive for the three months ended March 31, 1998 and 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FinishMaster, Inc.
                                 March 31, 1998

RESULTS OF OPERATIONS

The following table sets forth, certain items from the Company's Statement of Operations as a percentage of net sales for the three months ended March 31, 1998 and 1997, respectively,



                                           Three months ended
                                                March 31,
                                            1998         1997
                                           ------       ------
Net sales                                   100.0%       100.0%
Cost of sales                                64.6         63.6
                                           ------       ------
Gross profit                                 35.4         36.4
Operating expenses                           15.4         16.0
Selling, general and administrative          11.7         13.0
Depreciation and amortization                 3.3          3.4
                                           ------       ------
                                             30.4         32.4
                                           ------       ------
Income from operations                        5.0          4.0
Interest expense                              3.7          1.7
Provision for income taxes                    0.6          0.9
                                           ------       ------
Net income                                    0.7%         1.4%
                                           ======       ======


Net Sales. Net sales for the quarter ended March 31, 1998 increased by $46.8 million or 160% to $76.0 million from $29.2 million for the same period in 1997. The increase is the result of the acquisition of Thompson PBE, Inc. ("Thompson") in November 1997. The Thompson sales were offset by a decline in same outlet sales. Same outlet sales declined primarily due to a slowdown in the van conversion industry and flat industry market conditions.

Gross Profit. Gross profit for the quarter ended March 31, 1998 increased by $16.3 million to $26.9 million from $10.6 million for the same period in 1997. Gross profit as a percentage of sales decreased to 35.4% for the quarter ended March 31, 1998 from 36.4% for the same period in 1997. The decrease in gross profit as a percentage of sales is due to the sale of Thompson's higher cost inventories which were acquired through the acquisition.

Operating Expenses. Operating expenses for the quarter ended March 31, 1998 increased by $7.1 million to $11.7 million from $4.6 million for the same period in the prior year. Operating expenses as a percent of sales decreased to 15.4% for the quarter ended March 31, 1998 compared to 16.0% for the same period in 1997. Operating expenses consist of wages, building and vehicle costs for the outlets and the distribution centers. The decrease in operating expenses as a percentage of sales is the result of the Company's cost containment measures including, but not limited to, headcount reductions and streamlining sales outlet and distribution activities.

Selling, General, and Administrative Expenses. (SG&A) SG&A expenses for the quarter ended March 31, 1998 increased by $5.1 million to $8.9 million from $3.8 million for the same period in the prior year. SG&A expenses decreased as a percentage of sales to 11.7% for the quarter ended March 31, 1998 compared to 13.0% for the same period in the prior year. The decrease in SG&A expenses as a percentage of sales is due to the Company's cost containment measures including, but not limited to, head count reductions, and reductions in travel and entertainment and advertising expense. General and administrative expenses consist of corporate support staff and expenses for commission, wages, and expenses supporting customer sales activity. The Company expects continued improvement in SG&A expenses as a percentage of sales as the Company consolidates certain corporate functions as a result of the Thompson acquisition.

Depreciation and Amortization of Intangible Assets. Depreciation expense for the quarter ended March 31, 1998 increased by $0.6 million to $0.9 million from $0.3 million for the same period in the prior year. Amortization of intangible assets for the quarter ended March 31, 1998 increased by $0.8 to $1.6 million from $0.7 million for the same period in the prior year. Depreciation and amortization consists primarily of depreciation expenses related to the distribution center and store locations and amortization of goodwill and non-compete costs related to acquisitions. The increase in depreciation and amortization is primarily attributable to the Thompson acquisition.

Interest Expense. Interest expense for the quarter ended March 31, 1998 increased by $2.3 million for the quarter ended March 31, 1998 to $2.8 million from $0.5 million for the same period in the prior year. Interest expense primarily includes interest on the Company's credit facilities as well as interest on mortgages and notes payable to former owners of acquired businesses. The increase in interest expense is primarily attributable to interest on debt incurred to finance the Thompson transaction. The Thompson transaction occurred November 21, 1997 and the total acquisition price of $73.5 million was funded through borrowings.

Provision for Income Tax. The Company's effective tax rate for the quarter ended March 31, 1998 was 47.6% compared to 38.1% for the three months ended March 31, 1998. This rate varied from the Company's statutory tax rate of 34%, primarily due to state taxes along with certain non-deductible expenses, primarily the amortization of goodwill associated with the acquisition of Thompson.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources have been significantly influenced by acquisition activity. The Company historically has financed acquisitions through a combination of seller financing, internally generated cash flow and unsecured bank borrowings under the Company's loan facilities.

On November 21, 1997, the Company acquired substantially all of the outstanding common stock of Thompson PBE, Inc. for $8.00 net per share. Thompson, like FinishMaster, is an aftermarket distributor of automotive paints, coatings and related supplies. The total purchase price, including related acquisition costs, was $73,471,000. The Company also refinanced $34,474,000 of Thompson indebtedness. The Company funded the acquisition and refinanced Thompson's indebtedness with a combination of bank financing and subordinated borrowings from LDI, Ltd ("LDI"), the Company's majority shareholder.

Cash provided by operating activities was $10.3 million for the quarter ended March 31,1998, in contrast to cash used of $1.5 million for the comparable period of the prior year. The increase in cash provided by operations is primarily attributable to accounts payable management, prepaid management and increased operating profitability compared to the prior period. Accounts payable increased $8.3 million as a result of favorable vendor terms from prior purchases, as well as an increased focus on cash management. Prepaid expenses and other current assets decreased $1.8 million, primarily as a result of the collection of non-trade receivables. Net income before non-cash charges, or depreciation and amortization, increased $1.6 million compared to the same period of the prior year.

Cash used in investing activities was $0.5 million for the quarter ended March 31, 1998, compared to $0.1 million for the comparable period of the prior year. Capital expenditures used $0.3 million of cash to improve sales outlet facilities and purchase equipment. The Company uses operating leases to finance its computer system and delivery vehicles. Contingent costs incurred in conjunction with previous acquisitions used $0.2 million of cash for the period ended March 31, 1998.

Cash used for financing activities was $9.6 million for the quarter ended March 31, 1998, in contrast to cash provided of $2.2 million in the same period of the prior year. For the quarter ended March 31, 1998, cash was used to repay debt associated with bank financing.

The Company had working capital of approximately $35.4 million at March 31, 1998. In addition to working capital, the Company had term credit and revolving credit facilities totaling $110 million, and senior subordinated debt of $30 million. At March 31, 1998 the Company had available $26.0 million of unused revolving credit.

As a condition of the amended bank credit facility of $100 million, the Company agreed to obtain by June 30, 1998, additional equity of $14 million or such lesser amount as may be acceptable to the Company's bank. The Company intends to satisfy this requirement, subject to shareholder approval, through the acquisition of LDI AutoPaints, Inc. ("AutoPaints"), an indirect wholly-owned subsidiary of LDI, in exchange for additional equity in the Company.

The Company is currently considering other financing arrangements. Should the Company be successful in obtaining alternate financing arrangements on favorable terms, proceeds will be used to retire certain bank term loans, a portion of outstanding indebtedness under the revolving credit facility and the subordinated debt payable to LDI. Early retirement of indebtedness will result in an extraordinary loss in the amount of the net book value of capitalized debt issue costs. At March 31, 1998, unamortized debt issue costs were approximately $1.6 million.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Report may contain certain forward-looking statements pertaining to, among other things, the Company's future results of operations, cash flow needs and liquidity, acquisitions and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, difficulties associated with assimilating acquisitions, the emergence of new or growing competitors, seasonal and quarterly fluctuations, governmental regulation, the potential loss of key suppliers, and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the future developments described in the forward-looking statements contained in this Report will in fact occur.

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

      Exhibit No.     Description of Document

            2.1       Agreement  and Plan of  Merger,  dated as of  October  14,
                      1997, by and among  FinishMaster,  Inc., FMST  Acquisition
                      Corporation  and  Thompson  PBE,  Inc.   (incorporated  by
                      reference to Exhibit (c)(2) of Schedule  14D-1  previously filed  by FMST  Acquisition  Corporation  on  October  21,
                      1997).
            2.2       Agreement and Plan of Merger, dated February 16, 1998, by
                      and among FinishMaster, Inc., LDI AutoPaints, Inc. and
                      Lacy Distribution, Inc. (previously filed with Form 10-K
                      dated March 31, 1998)
            3.1       Articles of Incorporation of FinishMaster, Inc., an
                      Indiana corporation (previously filed with Form 10-K dated
                      March 31, 1998)
            3.2       Amended and Restated Code of Bylaws of FinishMaster, Inc.,
                      an Indiana corporation  (previously filed with Form 10-K/A dated April 14, 1998)
           10.1       FinishMaster, Inc. Stock Option Plan (previously filed
                      with Form 10-K dated March 31, 1998)
           10.2       Agreement dated as of March 1, 1998 between FinishMaster,
                      Inc. and LDI AutoPaints, Inc. respecting certain
                      management and administrative functions  (previously
                      filed with Form 10-K dated March 31, 1998)
             21       Subsidiaries of the Registrant (previously filed with
                      Form 10-K dated March 31, 1998)
           27.1*      Financial Data Schedule
           99(a)      Credit  Agreement,  dated as of November 19,  1997,  among
                      FinishMaster,  Inc.,  the  Institutions  from Time to Time
                      Parties  Thereto as Lenders and NBD Bank,  N.A.,  as Agent
                      (previously filed with Form 8-K dated December 3, 1997)
           99(b)      Subordinated Note Agreement, dated as of November 19,
                      1997, by and between FinishMaster, Inc. and LDI, Ltd.
                      (previously filed with Form 8-K dated December 3, 1997)
           99(c)      First Amendment to Credit Agreement dated December 10,
                      1997 (previously filed with Form 10-K dated March 31,
                      1998)
           99(d)      Second Amendment to Credit Agreement dated March 27,
                      1998 (previously filed with Form 10-K dated March 31,
                      1998)
           99(e)      Credit Agreement dated March 27, 1998 between
                      FinishMaster, Inc. and LDI, Ltd.(previously filed with
                      Form 10-K dated March 31, 1998)
*  Filed herewith

           - A Form 8-K was filed on December 3, 1997 to report the completion of the acquisition by the Company of Thompson, and was amended by a Form 8-K/A filed on February 2, 1998 to incorporate certain pro forma consolidated financial statements of the Company, after giving effect to the acquisition of Thompson.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FINISHMASTER, INC.


Date     May 13, 1998                       /s/ THOMAS U. YOUNG
      ----------------------                ----------------------------------
                                            Thomas U. Young, President
                                            (Chief Operating Officer)


                                            /s/ ROGER A. SOROKIN
                                            ----------------------------------
                                            Roger A. Sorokin, Vice President-
                                            Finance (Chief Financial and
                                            Accounting Officer)