Form 10-K/A
period 1997-12-31
FINISHMASTER INC
filed 1998-06-16
CIK 917321

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

                                    PART II

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

                                        FINISHMASTER, INC.


June 15, 1998                          By: /s/  Roger A. Sorokin
                                            ------------------------------------
                                            Roger A. Sorokin
                                            Vice President-Finance and
                                            Chief Financial Officer

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



                          /s/ COOPERS & LYBRAND L.L.P.
                            COOPERS & LYBRAND L.L.P.



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





                                                        /s/ ERNST & YOUNG L.L.P.
                                                        ERNST & YOUNG L.L.P.








Detroit, Michigan
April 18,1996

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

                               FINISHMASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          Nine months      Year ended
                                                             Year ended  ended December    March 31,
                                                            December 31,     31,
                                                                 1997        1996          1996
                                                           -------------------------------------------

OPERATING ACTIVITIES:
  Net income                                                $    656         $    660         $  2,649

  Adjustments  to  reconcile  net  income
    to net cash  provided  by  (used  in)
    operating activities:
      Depreciation and amortization                            4,725            2,820            2,090
     Bad debt expense                                            859              798              548

     Deferred income taxes                                      (681)            (400)             (38)
      Changes in operating assets and liabilities:
         Account receivable                                    3,388            2,324           (1,997)
         Inventories                                          (1,456)            (815)            (778)
         Prepaids and other current assets                       177             (270)            (243)
         Accounts payable and other current liabilities       (6,411)          (2,775)          (2,694)
                                                            --------         --------         --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            1,257            2,342             (463)


INVESTING ACTIVITIES:
  Business acquisitions                                      (74,149)          (3,083)         (22,193)
  Purchases of property and equipment                           (697)            (620)            (762)
  Sale of marketable securities                                   --               --            6,906
  Other                                                           --              (11)            (313)
                                                            --------         --------         --------

NET CASH USED IN INVESTING ACTIVITIES                        (74,846)          (3,714)         (16,362)


FINANCING ACTIVITIES:

  Borrowings under note payable, bank                         20,603           21,256           14,162
  Repayments under note payable, bank                        (22,444)         (19,415)         (14,162)

  Purchase of common stock                                       (50)              --               --
  Acquisition financing                                       73,819            1,191           10,774
  Debt issuance costs                                         (1,689)              --               --

  Proceeds from long-term obligations                         41,951               --            7,809
  Repayment of long-term obligations                         (38,537)          (2,469)          (2,787)
                                                            --------         --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     73,653              563           15,796
                                                            --------         --------         --------


INCREASE (DECREASE) IN CASH                                       64             (809)          (1,029)

CASH AT BEGINNING OF PERIOD                                      300            1,109            2,138
                                                            --------         --------         --------

CASH AT END OF PERIOD                                       $    364         $    300         $  1,109
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

Principles of Consolidation: The consolidated financial statements, identified as FinishMaster, Inc., include the consolidated accounts of FinishMaster, Inc., Thompson PBE, Inc., and Refinishers Warehouse, Inc., which are wholly owned subsidiaries. Sales by Refinishers Warehouse are primarily to FinishMaster and are eliminated in consolidation. All other significant intercompany, equity accounts and transactions are eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

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

Prior to July 9, 1996, Maxco provided to the Company certain services. The services included central purchasing of all insurance, including employee benefit coverages, general and automobile liability, property and casualty. Accordingly, the Company paid $1,723,000 to Maxco during the period between January 1, 1996 and July 9, 1996 for these services. The amounts charged by Maxco and AutoPaints are representative of arm's length prices.

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


The following table sets forth the unaudited pro forma results of operations for the current period in which acquisitions occurred and for the immediately preceding period as if the acquisitions were consummated at the beginning of the immediately preceding period. The unaudited pro forma results of operations data consists of the historical results of the Company as adjusted to give effect to additional interest, depreciation and amortization expense arising from the acquisitions. This pro forma information does not include reductions to operating expense resulting from the elimination of duplicate functions and facilities directly attributable to the acquisitions. This pro forma information does not purport to be indicative what results would have been had the acquisitions been made as of those dates or of results which may occur in the future.


                                               Year Ended              Nine Months Ended
                                                December                   December
                                                31, 1997                      31,
                                                                             1996
                                              --------------------- --------------------
                                                 (in thousands except per share data)


Net sales                                         $  317,594                $ 245,112
Net income (loss)                                    (7,669)                  (3,321)
Net income (loss) per common share - Basic       $    (1.28)              $    (0.55)
                                   - Diluted     $    (1.28)              $    (0.55)
Weighted average number of common shares              5,994                    6,000




4. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):



                                        December 31, 1997    December 31, 1996
                                        -----------------    -----------------

Goodwill                                   $107,673              $ 16,044
Non-compete agreements                       11,080                10,860
Debt issuance costs                           1,689                    --
                                           --------              --------

                                            120,442                26,904
Less accumulated amortization                 9,572                 6,547
                                           --------              --------
Intangible assets, net                     $110,870              $ 20,357
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