Form 10-Q
period 1998-06-30
FINISHMASTER INC
filed 1998-08-14
CIK 917321

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 1998


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

                                                   Yes  X    No


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at August 14, 1998
           -----                            ------------------------------
       Common Stock                                 7,535,056 shares
================================================================================

                          PART I. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               FINISHMASTER, INC.
                        (in thousands, except share data)

                                                                      June 30,    December 31,
ASSETS                                                                  1998         1997
                                                                      --------     --------
                                                                          (Unaudited)

CURRENT ASSETS
     Cash                                                             $  2,188     $    364
     Accounts receivable, net of allowance for doubtful
       accounts of $2,163 and $2,247, respectively                      31,031       28,744
     Inventory                                                          49,727       53,442
     Prepaid expenses and other current assets                           6,938        7,894
                                                                      --------     --------
           TOTAL CURRENT ASSETS                                         89,884       90,444



PROPERTY AND EQUIPMENT, NET                                             10,811       10,296

OTHER ASSETS:
     Intangible assets, net                                            115,806      110,870
     Other                                                               4,135        3,808
                                                                       119,941      114,678
                                                                      --------     --------
                                                                      $220,636     $215,418
                                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                 $ 21,871     $ 28,274
     Accrued expenses and other current liabilities                     15,412       12,072
     Current maturities of long-term obligations                         8,575        8,005
                                                                      --------     --------
           TOTAL CURRENT LIABILITIES                                    45,858       48,351

LONG-TERM OBLIGATIONS, net of current maturities                       126,198      134,135

STOCKHOLDERS' EQUITY:
     Preferred Stock, no par value, 1,000,000 shares authorized;
       no shares issued or outstanding
     Common stock, $1 stated value, 25,000,000 shares authorized,
       7,535,056 and
       5,992,640 shares issued
       and outstanding, respectively                                     7,535        5,993
     Additional paid-in capital                                         26,873       14,466
     Retained earnings                                                  14,172       12,473
                                                                      --------     --------

                                                                        48,580       32,932

                                                                      $220,636     $215,418
                                                                      ========     ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               FINISHMASTER, INC.
                      (in thousands, except per share data)
                                   (unaudited)



                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                1998          1997              1998         1997
                                             -------------------------         ---------------------
NET SALES                                    $ 76,758       $ 31,034           $152,782     $ 60,273

COST OF SALES                                  49,731         19,462             98,810       38,072
                                             --------      ---------           --------     --------
       GROSS PROFIT                            27,027         11,572             53,972       22,201

EXPENSES
     Operating                                 11,529          4,593             23,243        9,258
     Selling, general and administrative        9,240          3,942             18,178        7,744
     Depreciation                                 580            284              1,500          562
     Amortization of intangible assets          1,602            742              3,176        1,482
                                             --------      ---------           --------     --------
         TOTAL                                 22,951          9,561             46,097       19,046
                                             --------      ---------           --------     --------

       INCOME FROM OPERATIONS                   4,076          2,011              7,875        3,155

Interest expense, net                           2,747            411              5,539          899
                                             --------      ---------           --------     --------
INCOME BEFORE INCOME TAXES                      1,329          1,600              2,336        2,256
     Income tax expense                           630            595              1,109          846
                                             --------      ---------           --------     --------

           NET INCOME                        $    699       $  1,005           $  1,227     $  1,410
                                             ========       ========           ========     ========

       NET INCOME PER SHARE - BASIC          $    .12       $   . 17           $   . 21     $   . 24
                                             ========       ========           ========     ========

       NET INCOME PER SHARE - DILUTED        $    .12       $   . 17           $   . 21     $   . 24
                                             ========       ========           ========     ========


   WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING                5,993          5,993              5,993        5,993
                                             ========       ========           ========     ========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                FinishMaster, Inc
                                 (in thousands)
                                   (unaudited)


                                                                     Six Months Ended June 30,
                                                                       1998          1997
                                                                     --------      --------
     OPERATING ACTIVITIES
         Net Income                                                  $  1,227      $  1,410
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
                Depreciation and amortization                           4,676         2,044
                Gain on sale of fixed assets                              (40)           --
         Changes in operating assets and liabilities:
                Accounts receivable                                       (62)         (500)
                Inventories                                             8,104         4,341
                Prepaid expenses and other                              1,272           420
                Accounts payable and other current liabilities         (5,531)       (3,309)
                                                                     --------      --------
                           NET CASH PROVIDED BY
                           OPERATING ACTIVITIES                         9,646         4,406

     INVESTING ACTIVITIES
         Business acquisitions                                             --          (193)
         Proceeds from disposal of assets                                 180            --
         Purchases of property and equipment                           (1,026)         (390)
         Other                                                           (192)         (175)
                                                                     --------      --------
                           NET CASH USED IN
                           INVESTING ACTIVITIES                        (1,038)         (758)

     FINANCING ACTIVITIES
         Net repayments under note payable, bank                           --        (1,313)
         Proceeds from  long term obligations                           1,163            --
         Repayment of long term obligations                            (9,733)       (2,188)
         Purchase of common stock                                          --           (51)
         Cash acquired through merger of LDI AutoPaints                 1,786            --
                                                                     --------      --------

                           NET CASH USED IN
                           FINANCING ACTIVITIES                        (6,784)       (3,552)
                                                                     --------      --------

                           INCREASE IN CASH                             1,824            96

                           CASH AT BEGINNING OF PERIOD                    364           300
                                                                     --------      --------

                           CASH AT END OF PERIOD                     $  2,188      $    396
                                                                     ========      ========

     SUPPLEMENTAL DISCLOSURES Cash paid for:
                 Income Taxes                                        $      0
                 Interest                                            $  4,829
                                                                     ========
     NON CASH ACTIVITIES
       Acquisition of LDI AutoPaints:
                  Assets acquired                                    $ 17,666
                  Liabilities assumed                                  (3,244)
                                                                     --------
                  Equity Purchased                                   $ 14,422
                  Less: Cash acquired in transaction                   (1,786)
                                                                     --------
                  Net assets acquired, excluding cash                $ 12,636
                                                                     ========

       Additional debt incurred with prior business acquisitions     $    425
                                                                     ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FinishMaster, Inc.
                                  June 30, 1998

NOTE 1--Nature of Business
     FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings and paint-related accessories to the automotive collision repair industry. As of June 30, 1998, the Company operated 153 sales outlets and three distribution centers in 22 states. The Company is organized into three major geographic regions
     - the Southeastern, Western and Central/Northeastern Divisions. The Company has approximately 20,000 customers to which it provides a comprehensive selection of brand name products supplied by DuPont, PPG, BASF and 3M, in addition to its own FinishMaster PrivateBrand refinishing accessory products. The company is highly dependent on a small number of key suppliers.

NOTE 2--Basis of Presentation
     The condensed consolidated financial statements include the accounts of FinishMaster, Inc., and Refinishers Warehouse, Inc., as well as Thompson PBE, Inc., and LDI AutoPaints, Inc. as of the dates of the respective acquisitions. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in FinishMaster's annual report on Form 10K for the year ended December 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain reclassifications have been reflected in prior year amounts to conform with the presentation of corresponding amounts in the current period.

NOTE 3--Acquisition
     On June 30, 1998, the Company completed the acquisition of 100% of the common stock of LDI AutoPaints, Inc., from its parent, Lacy Distribution Inc., in consideration for the issuance of 1,542,416 shares of common stock of Finishmaster Inc. As this is a transaction within a controlled group, the acquisition of LDI AutoPaints has been accounted for using its historical cost basis, and results in no recognition of goodwill. Equity securities that were issued to the parent company of LDI AutoPaints, Inc., in exchange for the net assets of LDI AutoPaints, Inc., are recorded as of the effective date of the transaction.

NOTE 4--Income Taxes
     The effective tax rate for the three months ended June 30, 1998 is 47.4% compared to 37.5% for the three months ended June 30, 1997 due to the non-deductible nature of certain expenses, primarily the amortization of goodwill associated with the acquisition of Thompson PBE, Inc.

NOTE 5--Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share data):

                                                  Six Months Ended June 30
                                                     1998        1997
                                                     ----        ----
         Numerator:
                  NET INCOME                        $1,227     $1,410
         Denominator:
                  BASIC-WEIGHTED AVERAGE SHARES      5,993      5,993
Effect of dilutive securities:
                  EMPLOYEE STOCK OPTIONS                --         --
         DILUTED-WEIGHTED AVERAGE SHARES             5,993      5,993

         Basic net income per share                    .21        .24
         Diluted net income per share                  .21        .24

The effect of employee stock options on the calculation of weighted average shares outstanding for purposes of determining diluted earnings per share is antidilutive for the six months ended June 30, 1998 and 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  FINISHMASTER
                                  JUNE 30, 1998



RESULTS OF OPERATIONS

The following table sets forth FinishMaster's historical results in total and as a percentage of net sales.


                               FINISHMASTER, INC.
           HISTORICAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   Three Months Ended                               Six Months Ended
                                             6/30/98                 6/30/97               6/30/98                 6/30/97
                                        (In thousands, except  per share data)         (In thousands, except per share data)
                                      ------------------------------------------    -------------------------------------------
NET SALES                             $ 76,758      100.0%    $ 31,034    100.0%    $152,782      100.0%    $ 60,273     100.0%

COST OF SALES                           49,731       64.8%      19,462     62.7%      98,810       64.7%      38,072      63.2%
                                      --------      -----     --------    -----     --------       ----     --------      ----
GROSS MARGIN                            27,027       35.2%      11,572     37.3%      53,972       35.3%      22,201      36.8%


EXPENSES

Operating                               11,529       15.0%       4,593     14.8%      23,243       15.2%       9,258      15.4%

Selling, general and administrative      9,240       12.0%       3,942     12.7%      18,178       11.9%       7,744      12.8%

Depreciation                               580        0.8%         284      0.9%       1,500        1.0%         562       0.9%

Amortization                             1,602        2.1%         742      2.4%       3,176        2.1%       1,482       2.5%
                                        ------       ----     --------     ----     --------       ----     --------      ----

TOTAL EXPENSES                          22,951       29.9%       9,561     30.8%      46,097       30.2%      19,046      31.6%
                                        ------       ----     --------     ----     --------       ----     --------      ----

INCOME FROM OPERATIONS                   4,076        5.3%       2,011      6.5%       7,875        5.1%       3,155       5.2%


Interest Expense, net                    2,747        3.6%         411      1.3%       5,539        3.6%         899       1.5%
                                      --------                --------              --------                --------

INCOME BEFORE INCOME TAXES               1,329        1.7%       1,600      5.2%       2,336        1.5%       2,256       3.7%

Income tax expense                         630        0.8%         595      1.9%       1,109        0.7%         846       1.4%
                                      --------       ----     --------      ---     --------        ---     --------       ---

NET INCOME                            $    699        0.9%    $  1,005      3.3%    $  1,227        0.8%    $  1,410       2.3%
                                      ========       ====     ========      ===     ========        ===     ========       ===

NET INCOME PER SHARE                  $   0.12                    0.17              $   0.21                  $ 0.24
                                      ========                ========              ========                ========
WEIGHTED AVERAGE NUMBER
OF SHARES OF
COMMON STOCK OUTSTANDING                 5,993                   5,993                 5,993                   5,993
                                      ========                ========              ========                ========




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FinishMaster, Inc.
                                  June 30, 1998


HISTORICAL RESULTS OF OPERATIONS

Net sales. Net sales increased from $31.0 million for the three months ended June 30, 1997 to $76.8 million for the three months ended June 30, 1998. Net sales increased from $60.3 million for the six months ended June 30, 1997 to $152.8 million for the six months ended June 30, 1998. The increase in net sales for the three month and six month periods ended June 30, 1998 is a result of the inclusion of net sales from Thompson PBE which was acquired in November 1997, offset by a decline in same outlet sales due to flat market conditions.

Gross profit. Gross profit increased from $11.6 million to $27.0 million but decreased as a percentage of net sales from 37.3% to 35.2% for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. For the six month period ended June 30, 1998, compared to the six month period ended June 30, 1997, gross profit increased from $22.2 million to $54.0 million but decreased as a percentage of net sales from 36.8% to 35.3%. The increase in gross profit dollars for the three month and six month periods ended June 30, 1998, is attributable to the additional gross profit resulting from Thompson's sales. The decrease in gross profit as a percentage of sales for the three month and six month periods ended June 30, 1998 is a product of managed inventory reduction programs, resulting in lower inventory purchases and corresponding lower cash discounts available to the company. In addition, gross profit for the six month period ended June 30, 1998 decreased due to the sale of Thompson's higher cost inventories and lower than expected margins in one of Thompson's acquired regions.

Operating expenses. Operating expenses increased from $4.6 million to $11.5 million for the three month period ending June 30, 1998 compared to the three month period ending June 30, 1997. For the six month period ended June 30, 1998, operating expenses increased from $9.3 million to $23.2 million. The increase in operating expense amounts for the three month and six month periods ended June 30, 1998 is due to the inclusion of operating expenses from Thompson, offset by synergies resulting from combining the companies. The primary savings from the combination has been the result of store consolidations. Operating expenses as a percentage of net sales were 15.4% for the quarter ended March 31, 1998, 15.0% for the quarter ended June 30, 1998 and 15.2% for the six months ended June 30, 1998; compared to 16.0%, 14.8%, and 15.4% for the same periods in the prior year. The overall decrease in operating expenses as a percentage of net sales from the prior year, during a period of decline in same outlet sales, is due to the company's cost containment measures covering wages, store and distribution costs. The company has also realized savings by consolidating certain stores. Operating expenses consist of wages, benefits, building, and vehicle costs for the sales outlets and the distribution centers.

Selling, general and administrative. Selling, general and administrative expenses increased from $3.9 million to $9.2 million, but decreased as a percentage of net sales, from 12.7% to 12.0% for the three month period ending June 30, 1998 compared to the three month period ending June 30, 1997. For the six month period ending June 30, 1998, selling, general and administrative expenses increased from $7.7 million to $18.2 million, but decreased as a percentage of net sales, from 12.8% to 11.9% compared to the six month period ending June 30, 1997. The increase in selling, general and administrative expense amounts for both the three and six month periods ended June 30, 1998 is due to the inclusion of selling, general and administrative expenses of Thompson. The decrease in selling, general and administrative expenses as a percentage of net sales for the three month and six month periods ended June 30, 1998 is due to the consolidation of certain corporate functions including management and accounting, and the reduction of public company and insurance costs. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources.

Depreciation and amortization of intangible assets. Depreciation expense increased from $0.3 million to $0.6 million for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. For the six month period ending June 30, 1998, depreciation expense increased from $0.6 million to $1.5 million compared to the six month period ending June 30, 1997. The increase in depreciation expense amounts for the three and six month periods ended June 30, 1998, is due to the inclusion of depreciation on Thompson's fixed assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FinishMaster, Inc.
                                  June 30, 1998


HISTORICAL RESULTS OF OPERATIONS (continued)

Amortization expense increased from $0.7 million to $1.6 million for the three month period ending June 30, 1998 compared to the three month period ending June 30, 1997. For the six month period ending June 30, 1998 amortization expense increased from $1.5 million to $3.2 million compared to the six month period ending June 30, 1997. The increase in amortization expense for the three month and six month periods ended June 30, 1998 is due to the inclusion of amortization for Thompson.

Interest expense. Interest expense increased from $0.4 million to $2.7 million and as a percentage of net sales from 1.3% to 3.6% for the three month period ending June 30, 1998 compared to the three month period ending June 30, 1997. For the six month period ending June 30, 1998, interest expense increased from $0.9 million to $5.5 million and as a percentage of net sales from 1.5% to 3.6% compared to the same period in the prior year. The increase in interest expense dollars and as a percentage of net sales is primarily attributable to interest on debt incurred to finance the Thompson transaction. The Thompson transaction occurred November 21, 1997 and the total acquisition price of $ 73.5 million was funded through borrowings.



LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources can be significantly affected by its acquisition activity. The company historically has financed acquisitions through a combination of seller financing, internally generated cash flow and bank borrowings under the company's loan facilities.

The Company had working capital of $44 million at June 30, 1998 compared to $23.4 million at June 30, 1997. The company had term credit and revolving credit facilities from banks totaling $100 million. The company also had senior subordinated debt of $30 million and a $10 million revolving line of credit from its majority shareholder. At June 30, 1998 the company had available $22.9 million of unused revolving credit.

As a condition of the amended bank credit facility of $100 million, the company agreed to obtain additional equity of $14 million or such lesser amount as may be acceptable to the company's bank. The company satisfied this requirement through the acquisition of LDI AutoPaints.

The company is currently considering other financing arrangements. Should the company be successful in obtaining alternate financing arrangements on favorable financing terms, proceeds will be used to retire certain bank term loans, a portion of outstanding indebtedness under the revolving credit facility and the subordinated debt payable to LDI. Early retirement of indebtedness will result in an extraordinary loss in the amount of the net book value of capitalized debt issue costs. At June 30, 1998, the unamoritzed debt issue costs were approximately $1.5 million.

On November 21, 1997, the Company acquired substantially all of the outstanding common stock of Thompson PBE, Inc. for $8.00 net per share. Thompson, like FinishMaster, is an aftermarket distributor of automotive paints, coatings and related supplies. The total purchase price, including related acquisition costs, was $73,471,000. The Company also refinanced $34,474,000 of Thompson indebtedness. The Company funded the acquisition and refinanced Thompson's indebtedness with a combination of bank financing and subordinated borrowings from the Company's majority shareholder.

On June 30, 1998, the Company acquired LDI AutoPaints, Inc. through a merger from its majority shareholder for 1,542,416 shares of common stock. LDI AutoPaints is an aftermarket distributor of automotive paint, coatings and related supplies located in Florida.

The Company's operating activities generated $9.6 million of cash during the six months ended June 30, 1998; and $4.4 million in the same period of the prior year. The increase in cash generated from operating activities is primarily attributable to additional depreciation and amortization totaling $4.6 million, a decrease in inventory of approximately $8.1 million, offset in part by a decrease in accounts payable of approximately $5.5 million. The decrease in inventory is the result of the normal sell down of major inventory purchases made prior to December 31, 1997 in anticipation of vendor price increases as well as Company wide efforts to reduce inventory. Accounts payable declined as the Company continues to use operating cash flows to take advantage of favorable cash discount terms and vendor price protection programs which support the Company's margin enhancement efforts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FinishMaster, Inc.
                                  June 30, 1998


LIQUIDITY AND CAPITAL RESOURCES (continued)


The Company's investing activities used $1.0 million in the six months ended June 30, 1998, compared to $0.7 million in the same period of the prior year, primarily for the purchase of property and equipment including computer systems and consigned equipment.

The Company's financing activities used cash totaling $6.8 million during the six months ended June 30, 1998 to repay working capital loans, previously borrowed to fund major inventory purchases, and to repay long term loans. In the six months ended June 30, 1997, financing activities used $3.5 million to repay working capital and long term loans.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FinishMaster, Inc.
                                  June 30, 1998

PRO FORMA PRESENTATION

The following table sets forth Finishmaster's unaudited pro forma consolidated results in total and as a percentage of pro forma net sales, as if the acquisitions of Thompson PBE, which was acquired on November 21, 1997, and LDI AutoPaints, Inc., which was acquired on June 30, 1998, had occurred as of January 1, 1997. Management believes that the presentation of management's discussion and analysis on a pro forma basis provides a meaningful understanding of the company's performance by better reflecting the effects of its recent acquisitions. The unaudited pro forma results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                               FINISHMASTER, INC.
           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                         Three Months Ended                           Six Months Ended
                                                   6/30/98               6/30/97               6/30/98               6/30/97
                                           (In thousands, except  per share data)       (In thousands, except per share data)
                                           ------------------------------------------  -------------------------------------------

NET SALES                                   $  82,803    100.0%  $  89,007     100.0%  $ 164,546      100.0%  $ 175,363     100.0%

COST OF SALES                                  53,620     64.8%     56,715      63.7%    106,053       64.5%    112,564      64.2%
                                            ---------    -----   ---------     -----   ---------      -----   ---------     -----
GROSS MARGIN                                   29,183     35.2%     32,292      36.3%     58,493       35.5%     62,799      35.8%
                                            ---------    -----   ---------     -----   ---------      -----   ---------     -----
EXPENSES

Operating                                      11,740     14.2%     13,075      14.7%     23,657       14.4%     26,457      15.1%

Selling, general and administrative            10,548     12.7%     11,546      13.0%     20,738       12.6%     23,055      13.1%

Depreciation                                      697      0.8%        911       1.0%      1,732        1.1%      1,749       1.0%

Amortization                                    1,862      2.2%      1,844       2.1%      3,696        2.2%      3,659       2.1%
                                            ---------    -----   ---------     -----   ---------      -----   ---------     -----
TOTAL EXPENSES                                 24,847     29.9%     27,376      30.8%     49,823       30.3%     54,920      31.3%
                                            ---------    -----   ---------     -----   ---------      -----   ---------     -----
INCOME FROM OPERATIONS                          4,336      5.3%      4,916       5.5%      8,670        5.2%      7,879       4.5%

Interest Expense, net                           2,760      3.3%      3,257       3.7%      5,568        3.4%      6,828       3.9%



Charge in connection with the sale,
consolidation or closure of certain sites          --      0.0%      3,616       4.1%         --       0.0%        3,616      2.1%
                                            ---------    -----   ---------     -----   ---------      -----   ---------     -----
                                                2,760      3.3%      6,873       7.7%      5,568       3.4%       10,444      6.0%

INCOME (LOSS) BEFORE INCOME TAXES               1,576      2.0%     (1,957)     -2.2%      3,102       1.8%       (2,565)    -1.5%

Income tax expense                                730      0.9%        390       0.4%      1,404       0.9%          366      0.2%
                                            ---------    -----   ---------     -----   ---------      -----   ---------     -----
NET INCOME (LOSS)                           $     846      1.1%  $  (2,347)     -2.6%      1,698       0.9%       (2,931)    -1.7%
                                            =========    =====   =========     =====   =========      =====   =========     =====
NET INCOME (LOSS) PER SHARE                 $    0.11            $   (0.31)              $  0.23                $  (0.39)
                                            =========            =========               =======                ========

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING                     7,535                7,535                 7,535                   7,535
                                            =========            =========               =======                ========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FinishMaster, Inc.
                                  June 30, 1998


PRO FORMA RESULTS OF OPERATIONS

Net sales. Pro forma net sales decreased from $89.0 million for the three months ending June 30, 1997 to $82.8 million for the three months ending June 30, 1998. Pro forma net sales decreased from $175.4 million for the six months ending June 30, 1997 to $164.5 million for the six months ended June 30, 1998. The sales decrease is a result of soft market conditions, intense competition, and a decline in same outlet sales due to flat market conditions.

Gross profit. Pro forma gross profit decreased $3.1 million and as a percentage of pro forma net sales from 36.3% to 35.2% for the three month period ending June 30, 1998 compared to the three month period ending June 30, 1997. For the six month period ending June 30, 1998, pro forma gross profit decreased $4.3 million and as a percentage of pro forma net sales from 35.8% to 35.5% for the six months ending June 30, 1998. The decrease in gross profit dollars for the three and six month periods ended June 30, 1998 is primarily due to lower pro forma sales. The decrease in gross profit percentage for the three and six month periods ended June 30, 1998, is a product of managed inventory reduction programs, resulting in lower inventory purchases and corresponding lower cash discounts available to the company. In addition, gross profit for the six month period ended June 30, 1998 decreased due to the sale of Thompson's higher cost inventories and lower than expected margins in one of Thompson's acquired regions.

Operating expenses. Pro forma operating expenses decreased from $13.1 million to $11.7 million, and as a percentage of pro forma net sales, from 14.7% to 14.2% for the three month period ending June 30, 1998 compared to the three month period ending June 30, 1997. For the six month period ending June 30, 1998, pro forma operating expenses decreased from $26.5 million to $23.7 million, and as a percentage of pro forma net sales, from 15.1% to 14.4% compared to the six month period ending June 30, 1997. The decrease in operating expenses and as a percentage of pro forma net sales for the three month and six month periods ended June 30, 1998 is due to cost reductions that resulted from combining the operations of the company and Thompson PBE. The savings primarily result from the consolidation of certain stores. In addition, the company has been heavily focused on streamlining sales outlet and distribution activities. Operating expenses consist of wages, benefits, building, and vehicle costs for the sales outlets and the distribution center.

Selling, general and administrative. Pro forma selling, general and administrative expenses decreased from $11.5 million to $10.5 million, and as a percentage of pro forma net sales, from 13.0% to 12.7% for the three month period ending June 30, 1998 compared to the three month period ending June 30, 1997. For the six month period ending June 30, 1998, pro forma selling, general and administrative expenses decreased from $23.1 million to $20.7 million, and as a percentage of pro forma net sales, from 13.1% to 12.6% compared to the six month period ending June 30, 1997. The decrease in selling, general and administrative expenses and as a percentage of pro forma net sales for the three and six month periods ended June 30, 1998 is due to cost reductions that resulted from combining the operations of the company and Thompson PBE. The savings primarily are due to combining corporate management functions resulting in lower payroll expenses. Furthermore, the company has realized additional savings through lower professional fees and better insurance rates due to the increased size of the company. These savings have been partially offset by one-time non-recurring charges related to the combining of the companies. The company expects continued improvement in selling, general and administrative expenses as more functions are consolidated. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity.

Depreciation and amortization of intangible assets. Pro forma depreciation expense decreased $0.2 million and as a percentage of pro forma net sales, from 1.0% to 0.8% for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. The decrease in depreciation expense and as a percentage of pro forma net sales for the three month period ended June 30, 1998 is due to a revaluation of Thompson at acquisition. For the six month period ending June 30, 1998 pro forma depreciation expense remained constant at $1.7, but increased as a percentage of pro forma net sales, from 1.0% to 1.1% compared to the six month period ending June 30, 1997. The increase in depreciation as a percentage of pro forma net sales for the six month period ended June 30, 1998 is attributable to lower pro forma sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FinishMaster, Inc.
                                  June 30, 1998


PRO FORMA RESULTS OF OPERATIONS (continued)

Pro forma amortization expense increased from $1.8 million to $1.9 million and as a percentage of pro forma net sales from 2.1% to 2.2% for the three month period ending June 30, 1998 compared to the three month period ending June 30, 1997. For the six month period ending June 30, 1998, pro forma amortization expense remained constant at $3.7 million but increased as a percentage of pro forma net sales, from 2.1% to 2.2% compared to the six month period ending June 30, 1997. The increase in amortization expense as a percentage of pro forma net sales for the three and six month periods ended June 30, 1998 is attributable to reduced pro forma net sales.

Interest expense. Pro forma interest expense decreased from $3.3 million to $2.8 million and as a percentage of pro forma net sales from 3.7% to 3.3% for the three month period ending June 30, 1998 compared to the three month period ending June 30, 1997. For the six month period ending June 30, 1998, pro forma interest expense decreased from $6.8 million to $5.6 million and as a percentage of pro forma net sales from 3.9% to 3.4% compared to the same period in the prior year. The decrease in pro forma interest expense and as a percentage of pro forma net sales is due to lower debt levels as the company reduced borrowing through asset management.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3. Defaults Upon Senior Securities
                  None

Item 4. Submission of Matters to a Vote of Security Holders

(a)   The annual meeting of shareholders was held on June 30, 1998.

(b)   The following directors were elected at the meeting:


                                    For         Withheld
                                    ---         --------
      Margot L. Eccles           4,416,520         50
      William J. Fennessy        4,416,520         50
      Peter L. Frechette         4,416,520         50
      Andre B. Lacy              4,416,520         50
      Michael L. Smith           4,416,520         50
      Walter S. Wiseman          4,416,520         50
      Thomas U. Young            4,416,520         50

(c)   Ratification of Auditors.
                               For         Against        Abstain
                           ---------        -----           ---
                           4,412,770        3,700           100

(e)   Approval of the merger of LDI AutoPaints, Inc. with and into the Company.

                                For         Against        Abstain
                            ---------        -----           ---
                            4,416,405         165             0

(f) Approval of the amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock, without par value, from 10,000,000 to 25,000,000 shares.

                                For          Against        Abstain
                            ---------         -----           ---
                            4,283,626        132,944           0


No other matters were voted upon at the meeting.


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

        2.2 Agreement and Plan of Merger, dated February 16, 1998, by and among FinishMaster, Inc., LDI AutoPaints, Inc. and Lacy Distribution, Inc. (previously filed with Form 10-K dated April 1, 1998)

        3.1* Articles of Incorporation of FinishMaster, Inc., an Indiana corporation, as amended June 30, 1998

        3.2 Amended and restated code of bylaws of FinishMaster, Inc., an Indiana corporation (previously filed with Form 10-K/A dated April 14, 1998)

        10.1*       FinishMaster,  Inc.  Stock  Option Plan as amended  June 30,
                    1998

        10.2 Agreement dated as of March 1, 1998 between FinishMaster, Inc. and LDI AutoPaints, Inc. respecting certain management and administrative functions (previously filed with Form 10-K dated April 1, 1998)

        21 Subsidiaries of the Registrant (previously filed with Form 10-K dated April 1, 1998)

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

*  Filed herewith

              No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FINISHMASTER, INC.


Date: August 14, 1998                \S\ ANDRE B. LACY
                                     -----------------------------------------
                                     Andre B. Lacy, Chairman of the Board
                                     and Chief Executive Officer



                                     \S\ ROGER A. SOROKIN
                                     -----------------------------------------
                                     Roger A. Sorokin, Senior Vice
                                     President-Finance
                                     (Chief Financial and Accounting Officer)