Form 10-Q
period 1998-09-30
FINISHMASTER INC
filed 1998-11-17
CIK 917321

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 1998


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

                      Class            Outstanding at November 16, 1998

                  Common Stock                 7,535,856 shares

================================================================================

--------------------------------------------------------------------------------


                               FINISHMASTER, INC.


--------------------------------------------------------------------------------
                                    Form 10-Q
                         For the Quarterly Period Ended
                               September 30, 1998


                                      INDEX


                                                                         Page
Part l. Financial Information

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)                 3
          December 31, 1997 and September 30, 1998

          Condensed Consolidated Statements of Operations (unaudited)       4
          Three months ended September 30, 1997 and 1998
          Nine months ended September 30, 1997 and 1998

          Condensed Consolidated Statements of Cash Flows (unaudited)       5
          Nine months ended September 30, 1997 and 1998

          Notes to Condensed Consolidated Financial Statements (unaudited)  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Part ll.  Other Information                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                 16

                          PART I. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               FINISHMASTER, INC.
                        (in thousands, except share data)



                                                       September 30  December 31
                                                          1998          1997
                                                        --------      --------
ASSET                                                  (unaudited)

CURRENT ASSETS
     Cash                                               $    365      $    364
     Accounts receivable, net of allowance for doubtful
          accounts of $ 2,374 and 2,247, respectively     30,087        28,744
     Inventory                                            51,837        53,442
     Prepaid expenses and other current assets             7,072         7,894
                                                        --------      --------

TOTAL CURRENT ASSETS                                      89,361        90,444

PROPERTY AND EQUIPMENT, NET                               10,092        10,296

OTHER ASSETS
     Intangible assets, net                              114,350       110,870
     Other                                                 4,245         3,808
                                                        --------      --------
                                                         118,595       114,678
                                                        --------      --------
                                                        $218,048      $215,418
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $ 25,206      $ 28,274
     Accrued expenses and other current liabilities       13,354        12,072
     Current maturities of long-term obligations           8,619         8,005
                                                        --------      --------

TOTAL CURRENT LIABILITIES                                 47,179        48,351

LONG-TERM OBLIGATIONS, NET                               122,203       134,135

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
          authorized; no shares issued or outstanding
     Common stock, $ 1 stated value, 25,000,000 shares
          authorized; 7,535,856 and 5,992,640 shares
          issued and outstanding, respectively             7,536         5,993
     Additional paid-in capital                           27,351        14,466
     Retained earnings                                    13,779        12,473
                                                        --------      --------

                                                          48,666        32,932
                                                        --------      --------
                                                        $218,048      $215,418
                                                        ========      ========

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               FINISHMASTER, INC.
                      (in thousands, except per share data)
                                   (unaudited)

                                           Three Months Ended        Nine Months Ended
                                              September 30              September 30
                                         --------------------      --------------------
                                          1998         1997         1998         1997
                                         -------      -------      -------      -------
                          NET SALES       80,338       30,696      233,120       90,968

                      COST OF SALES       52,032       19,539      150,842       57,610
                                         -------      -------      -------      -------
                       GROSS PROFIT       28,306       11,157       82,278       33,358
                                         -------      -------      -------      -------

                           EXPENSES
                          Operating       11,899        4,739       35,142       13,998
Selling, general and administrative        9,815        3,903       27,993       11,647
                       Depreciation        1,054          311        2,554          873
  Amortization of intangible assets        1,734          746        4,910        2,227
                                         -------      -------      -------      -------
                              TOTAL       24,502        9,699       70,599       28,745
                                         -------      -------      -------      -------
             INCOME FROM OPERATIONS        3,804        1,458       11,679        4,613

              Interest expense, net        2,853          310        8,392        1,209
                                         -------      -------      -------      -------
         INCOME BEFORE INCOME TAXES          951        1,148        3,287        3,404
                 Income tax expense          872          436        1,981        1,281
                                         -------      -------      -------      -------
                         NET INCOME           79          712        1,306        2,123
                                         =======      =======      =======      =======
         NET INCOME PER SHARE-BASIC         0.01         0.12         0.20         0.35
                                         =======      =======      =======      =======
       NET INCOME PER SHARE-DILUTED         0.01         0.12         0.20         0.35
                                         =======      =======      =======      =======
       WEIGHTED AVERAGE SHARES
        OF COMMON STOCK OUTSTANDING        7,535        5,993        6,518        5,993
                                         =======      =======      =======      =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FINISHMASTER, INC.
                                 (in thousands)
                                   (unaudited)

                                                                   Nine Months Ended
                                                                     September 30
                                                                -----------------------
OPERATING ACTIVITIES                                              1998           1997
                                                                --------       --------
     Net income                                                    1,306          2,123
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
       Depreciation and amortization                               7,464          3,100
       Changes in operating assets and liabilities:
          Accounts receivable                                        882         (1,081)
          Inventories                                              5,896          5,021
          Prepaid expenses and other current assets                1,116            291
          Accounts payable and other current liabilities          (4,357)        (3,733)
                                                                --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         12,307          5,721

INVESTING ACTIVITIES
     Business acquisitions and payments under
       earn-out provisions of prior acquisition agreements          (405)          (467)
     Purchases of property and equipment                          (1,199)          (616)
     Proceeds from disposals of property and equipment               174             --
     Cash acquired through merger with
     LDI AutoPaints, Inc.                                          1,786             --
     Other                                                          (156)            --
                                                                --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  200         (1,083)

FINANCING ACTIVITIES
     Proceeds from long-term obligations                          25,397             --
     Repayments of long-term obligations                         (37,903)        (2,901)
     Repayments under note payable, bank                              --         (1,685)
     Purchases of common stock                                        --            (51)
                                                                --------       --------
NET CASH USED IN FINANCING ACTIVITIES                            (12,506)        (4,637)
                                                                --------       --------

INCREASE IN CASH                                                       1              1

CASH AT THE BEGINNING OF PERIOD                                      364            300
                                                                --------       --------

CASH AT THE END OF PERIOD                                            365            301
                                                                ========       ========


NON-CASH ACTIVITIES
     Acquisition of LDI AutoPaints, Inc.:
       Assets acquired                                            17,666
       Liabilities assumed                                        (3,244)
                                                                --------
          Equity purchased                                        14,422
       Less: cash acquired in transaction                         (1,786)
                                                                ========
       Net assets acquired, excluding cash                      $ 12,636
                                                                ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FINISHMASTER, INC.
                               September 30, 1998
                                   (unaudited)

NOTE 1--Nature of Business
     FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings and paint-related accessories to the automotive collision repair industry. As of September 30, 1998, the Company operated 149 sales outlets and three distribution centers in 22 states. The Company has approximately 20,000 customers to which it provides a comprehensive selection of brand name products supplied by DuPont, PPG, BASF and 3M, in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is highly dependent on a small number of key suppliers.

NOTE 2--Basis of Presentation
     The condensed consolidated financial statements include the accounts of FinishMaster and Refinishers Warehouse, Inc., as well as Thompson PBE, Inc., and LDI AutoPaints, Inc. as of the dates of the respective acquisitions. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in FinishMaster's Annual Report on Form 10K for the year ended December 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain reclassifications have been reflected in prior year amounts to conform to the presentation of corresponding amounts in the current period.

NOTE 3--Acquisitions
     On June 30, 1998, the Company completed the acquisition by merger of LDI AutoPaints, Inc. ("AutoPaints"), pursuant to which the Company merged with AutoPaints and issued to Lacy Distribution, Inc. ("Lacy Distribution"), its parent, an additional 1,542,416 shares of common stock of the Company. Since this was a transaction within a controlled group, the acquisition of AutoPaints was accounted for using its historical cost basis, thus resulting in no recognition of goodwill, other than the carryover of goodwill already existing on the financial statements of AutoPaints. Equity securities that were issued to Lacy Distribution, in exchange for the net assets of AutoPaints, were recorded as of the effective date of the transaction.

     On November 21, 1997, the Company acquired substantially all of the outstanding common stock of Thompson PBE, Inc. ("Thompson") for $8.00 per share. Thompson, like FinishMaster, was an aftermarket distributor of automotive paints, coatings and related supplies. The total purchase price, including related acquisition costs, was $73,471,000. The Company also refinanced $34,474,000 of Thompson indebtedness. The Company funded the acquisition and refinanced Thompson's indebtedness with a combination of bank financing and subordinated borrowings from its majority shareholder. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Goodwill resulting from the acquisition of Thompson is being amortized over 30 years.

NOTE 4--Net Income Per Share
     The effect of stock options on the calculation of weighted average shares outstanding for purposes of determining diluted earnings per share is antidilutive for the nine months ended September 30, 1998 and 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               FINISHMASTER, INC.
                               September 30, 1998

RESULTS OF OPERATIONS

The following table sets forth FinishMaster's historical results in total and as a percentage of net sales.

                               FINISHMASTER, INC.
           HISTORICAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                             Three Months Ended                                    Nine Months Ended
                                                September 30                                         September 30
                               ------------------------------------------------     ------------------------------------------------
                                       1998                      1997                       1998                      1997
                               ----------------------    ----------------------     ----------------------    ----------------------
NET SALES                      $    80,338    100.0%      $    30,696   100.0%      $   233,120    100.0%     $    90,968    100.0%

COST OF SALES                       52,032     64.8%           19,539    63.7%          150,842     64.7%          57,610     63.3%
                                  ---------                  ---------                 ---------                 ---------

GROSS PROFIT                        28,306     35.2%           11,157    36.3%           82,278     35.3%          33,358     36.7%
                                  ---------                  ---------                 ---------                 ---------

EXPENSES
    Operating                       11,899     14.8%            4,739    15.4%           35,142     15.1%          13,998     15.4%
    Selling, general and
       administrative                9,815     12.2%            3,903    12.7%           27,993     12.0%          11,647     12.8%
    Depreciation                     1,054      1.3%              311     1.0%            2,554      1.1%             873      1.0%
    Amortization                     1,734      2.2%              746     2.4%            4,910      2.1%           2,227      2.4%
                                  ---------                  ---------                 ---------                 ---------

TOTAL EXPENSES                      24,502     30.5%            9,699    31.6%           70,599     30.3%          28,745     31.6%
                                  ---------                  ---------                 ---------

INCOME FROM OPERATIONS               3,804      4.7%            1,458     4.7%           11,679      5.0%           4,613      5.1%

    Interest expense, net            2,853      3.6%              310     1.0%            8,392      3.6%           1,209      1.3%

INCOME BEFORE INCOME
  TAXES                                951      1.2%            1,148     3.7%            3,287      1.4%           3,404      3.7%
    Income Tax Expense                 872      1.1%              436     1.4%            1,981      0.8%           1,281      1.4%
                                  ---------                  ---------                 ---------                 ---------

NET INCOME                     $        79      0.1%      $       712     2.3%      $     1,306      0.6%     $     2,123      2.3%
                                  =========                  =========                 =========                 =========

NET INCOME PER SHARE--BASIC
  AND DILUTED                  $      0.01                $      0.12               $      0.20               $      0.35
                                  =========                  =========                 =========                 =========

WEIGHTED AVERAGE
   SHARES OF
   COMMON STOCK
   OUTSTANDING                       7,535                      5,993                     6,518                     5,993


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FINISHMASTER, INC.
                               September 30, 1998


HISTORICAL RESULTS OF OPERATIONS

Net sales. Net sales increased from $30.7 million for the three months ended September 30, 1997 to $80.3 million for the three months ended September 30, 1998. Net sales increased from $91.0 million for the nine months ended September 30, 1997 to $233.1 million for the nine months ended September 30, 1998. The increase in net sales for the three and nine month periods ended September 30, 1998 results principally from the inclusion of net sales from Thompson which was acquired on November 21, 1997, and AutoPaints which was acquired on June 30, 1998. The increase in net sales was partially offset by a decline in comparable store net sales.

Gross profit. Gross profit increased from $11.2 million to $28.3 million, but decreased as a percentage of net sales from 36.3% to 35.2% for the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997. Gross profit increased from $33.4 million to $82.3 million, but decreased as a percentage of net sales from 36.7% to 35.3% for the nine month period ended September 30, 1998, compared to the nine month period ended September 30, 1997. The increase in gross profit dollars for the three and nine month periods ended September 30, 1998, is due to the additional gross profit on sales from Thompson and AutoPaints. The decrease in gross profit percentage for the three and nine month periods ended September 30, 1998, is due to lower purchase discounts available to the Company as a result of lower inventory purchases and price concessions granted to customers to meet competitive pressures.

Operating expenses. Operating expenses increased from $4.7 million to $11.9 million for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. Operating expenses increased from $14.0 million to $35.1 million for the nine month period ended September 30, 1998, compared to the nine month period ended September 30, 1997. The increase in operating expenses for the three and nine month periods ended September 30, 1998 is due to the inclusion of operating expenses from Thompson and AutoPaints, offset by savings from consolidating stores. Operating expenses as a percentage of net sales decreased from 15.4% to 14.8% for the three month period ended
September 30, 1998, and from 15.4% to 15.1% for the nine month period ended September 30, 1998, compared to the same periods in the prior year. The decrease in operating expenses as a percentage of net sales is due to the Company's focus on managing store and distribution costs and the planned consolidation of certain stores as a result of the acquisitions of Thompson and AutoPaints. Operating expenses consist of wages, benefits, building, lease, and vehicle costs for the sales outlets and the distribution centers.

Selling, general and administrative. Selling, general and administrative expenses increased from $3.9 million to $9.8 million, but decreased as a percentage of net sales, from 12.7% to 12.2% for the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses increased from $11.6 million to $28.0 million, but decreased as a percentage of net sales, from 12.8% to 12.0% compared to the nine months ended September 30, 1997. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 1998 is due to the inclusion of selling, general and administrative expenses of Thompson and AutoPaints. The decrease in selling, general and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 1998 is due to the consolidation of certain corporate functions including management and accounting, and the reduction of public company and insurance costs. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources.

Depreciation and amortization of intangible assets. Depreciation expense increased from $0.3 million to $1.1 million for the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997. Depreciation expense increased from $0.9 million to $2.6 million for the nine months ended September 30, 1998, compared to the same period in the prior year. The increase in depreciation expense for the three and nine months ended September 30, 1998 is due to the inclusion of depreciation on Thompson's and AutoPaints' fixed assets following their respective acquisition dates, and higher fixed asset purchases in the current year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FINISHMASTER, INC.
                               September 30, 1998


HISTORICAL RESULTS OF OPERATIONS (continued)

Amortization expense increased from $0.7 million to $1.7 million for the three months ended September 30, 1998, compared to the same three months in the prior year. Amortization expense increased from $2.2 million to $4.9 million for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The increase in amortization expense for the three and nine months ended September 30, 1998 is due to the amortization of goodwill generated from the Thompson acquisition, and the inclusion of amortization on goodwill existing on the financial statements of AutoPaints at the time of its respective acquisition.

Interest expense. Interest expense increased from $0.3 million to $2.9 million and as a percentage of net sales from 1.0% to 3.6% for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. For the nine month period ended September 30, 1998, interest expense increased from $1.2 million to $8.4 million and as a percentage of net sales from 1.3% to 3.6% compared to the same period in the prior year. The increase in interest expense dollars and as a percentage of net sales is primarily attributable to interest on debt incurred to finance the Thompson transaction. The acquisition of Thompson was funded with $73.5 million of debt.

Income Taxes. The effective tax rates for the three and nine month periods ended September 30, 1998 are substantially higher than those in the same periods of the prior year due to the non-deductible nature of certain expenses, primarily the amortization of goodwill associated with the acquisition of Thompson.



LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources can be significantly affected by its acquisition activity. The Company historically has financed acquisitions through a combination of seller financing, internally generated cash flow and bank borrowings under the Company's loan facilities.

On November 21, 1997, the Company acquired substantially all of the outstanding common stock of Thompson for $8.00 per share. The total purchase price, including related acquisition costs, was $73,471,000. The Company also refinanced $34,474,000 of Thompson's indebtedness. The acquisition and debt refinancing was funded with a combination of bank financing and subordinated borrowings from its majority shareholder.

The Company has term credit and revolving credit facilities from banks totaling $100 million. It also has senior subordinated debt of $30 million and a $10 million revolving line of credit from its majority shareholder. At September 30, 1998, the Company had under its revolving credit facility, $0.4 million of unused borrowing capacity.

As a condition of the amended bank credit facility of $100 million, the Company agreed to obtain additional equity of $14 million or such lesser amount as may be acceptable to the Company's banks. The Company satisfied this requirement by completing, on June 30, 1998, the acquisition by merger of AutoPaints, pursuant to which the Company merged with AutoPaints and issued to Lacy Distribution an additional 1,542,416 shares of common stock of the Company.

The Company's operating activities generated $12.3 million of cash during the nine months ended September 30, 1998, and $5.7 million in the same period of the prior year. Cash generated from operating activities is primarily attributable to an increase in net income and non-cash items from $8.8 million for the nine months ended September 30, 1998, compared to $5.2 million for the nine months ended September 30, 1997. Decreases in current assets provided $7.9 million for the nine months ended September 30, 1998 as compared to $4.2 million in the same period of the prior year. The Company used cash of $4.4 million and $3.7 million for the nine months ended September 30, 1998 and 1997, respectively, to pay payables and other current liabilities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FINISHMASTER, INC.
                               September 30, 1998

LIQUIDITY AND CAPITAL RESOURCES (continued)

The decrease in inventory is the result of the normal sell down of major inventory purchases made prior to December 31, 1997 in anticipation of vendor price increases. The Company continues to focus on managing working capital through inventory reduction programs and firm credit and collection policies. The decrease in accounts payable is due to the payments related to meeting certain purchasing programs that correlate with the Company's goal to manage inventory costs and improve its margins.

The Company's investing activities provided $0.2 million in the nine months ended September 30, 1998, but used $1.1 million in the same period of the prior year. For the nine months ended September 30, 1998, the Company's investing activities provided cash primarily from the cash existing on the financial statements of AutoPaints at the time of purchase. This amount was partially offset by purchases of property and equipment and payments under earn-out provisions of prior acquisition agreements.

The Company's financing activities used cash totaling $12.5 million during the nine months ended September 30, 1998, as compared to $4.6 million in the same period of the prior year, primarily to repay outstanding indebtedness.

The Company believes its cash and other liquid resources, cash flow generated from operating activities, and the available lines of credit will be sufficient to support operations and general capital requirements for the next twelve months.

YEAR 2000

The year 2000 ("Y2K") issue is the result of computer programs using a 2 digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a two phased program for Y2K information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues and to develop and implement action plans to be Y2K compliant in all areas by late 1998. Phase II, to be completed by mid 1999, deals with final testing of systems and attaining Y2K compliance documentation from key vendors and third party suppliers.

The Company, in accordance with Phase I, has identified all major Y2K exposures dealing with operational computer programs. All store and warehouse systems and financial applications will be Y2K compliant by December 31, 1998. Additionally, all personal computer hardware and operating systems will be Y2K compliant by December 31, 1998. Through the balance of 1998 and first quarter of 1999, the Company will be testing third party supplier paint systems that reside at its retail locations. Additionally, its voice mail systems will be upgraded to Y2K compliance during this timeframe.

The Company believes that remaining Y2K compliance items mentioned above will cost approximately $125,000 to implement. Y2K versions of current paint and voice mail systems exist and are readily available to the Company.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This report contains certain forward-looking statements pertaining to, among other things, the Company's future results of operations, cash flow needs and liquidity, acquisitions and other aspects of its business. The Company may make similar forward-looking statements from time to time. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, difficulties associated with assimilating acquisitions, the emergence of new or growing competitors, seasonal and monthly fluctuations, governmental regulation, the potential loss of key suppliers, and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the future developments described in the forward-looking statements contained in this report will in fact occur.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FINISHMASTER, INC.
                               September 30, 1998


PRO FORMA PRESENTATION

The following table sets forth FinishMaster's unaudited pro forma consolidated results in total and as a percentage of net sales, as if the acquisitions of Thompson, which was acquired on November 21, 1997, and AutoPaints, which was acquired on June 30, 1998, had occurred as of January 1, 1997. Management believes that the presentation of management's discussion and analysis on a pro forma basis provides a more meaningful understanding of the Company's performance, by better reflecting the effects of its recent acquisitions. The unaudited pro forma results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                               FINISHMASTER, INC.
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                             Three Months Ended                                    Nine Months Ended
                                                September 30                                         September 30
                               ------------------------------------------------     ------------------------------------------------
                                       1998                      1997                       1998                      1997
                               ----------------------    ----------------------     ----------------------    ----------------------
NET SALES                      $    80,338    100.0%      $    85,793   100.0%      $   244,884    100.0%     $   261,156    100.0%

COST OF SALES                       52,032     64.8%           57,136    66.6%          158,085     64.6%         169,700     65.0%
                                  ---------                  ---------                 ---------                 ---------

GROSS PROFIT                        28,306     35.2%           28,657    33.4%           86,799     35.4%          91,456     35.0%

EXPENSES
    Operating                       11,899     14.8%           13,938    16.2%           36,495     14.9%          41,472     15.9%
    Selling, general and             9,815     12.2%           13,071    15.2%           29,608     12.1%          35,084     13.4%
       Administrative
    Depreciation                     1,054      1.3%              960     1.1%            2,786      1.1%           2,705      1.0%
    Amortization                     1,734      2.2%            1,782     2.1%            5,430      2.2%           5,442      2.1%
    Charge in connection with
       the sale, consolidation or
       closure of certain sites        ---      0.0%              ---     0.0%              ---      0.0%           3,616      1.4%
                                  ---------                  ---------                 ---------                 ---------

TOTAL EXPENSES                      24,502     30.5%           29,751    34.7%           74,319     30.3%          88,319     33.8%

INCOME FROM OPERATIONS               3,804      4.7%          (1,094)    -1.3%           12,480      5.1%           3,137      1.2%

    Interest expense, net            2,853      3.6%            3,196     3.7%            8,427      3.4%           9,993      3.8%

INCOME (LOSS) BEFORE
   INCOME TAXES                        951      1.2%          (4,290)    -5.0%            4,053      1.7%         (6,856)     -2.6%
    Income Tax Expense                 872      1.1%          (2,368)    -2.8%            2,276      0.9%         (2,002)     -0.8%
                                  ---------                  ---------                 ---------                 ---------

NET INCOME (LOSS)              $        79      0.1%      $   (1,922)    -2.2%      $     1,777      0.8%     $   (4,854)     -1.8%
                                  =========                  =========                 =========                 =========

NET INCOME (LOSS) PER
SHARE--BASIC AND DILUTED
                               $      0.01                $    (0.26)               $      0.24               $    (0.64)
                                  =========                  =========                 =========                 =========

WEIGHTED AVERAGE
    SHARES OF
    COMMON STOCK
    OUTSTANDING                      7,535                      7,535                     7,535                     7,535


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FINISHMASTER, INC.
                               September 30, 1998



PRO FORMA RESULTS OF OPERATIONS

Net sales. Pro forma net sales decreased from $85.8 million for the three months ended September 30, 1997 to $80.3 million for the three months ended September 30, 1998. Pro forma net sales decreased from $261.2 million for the nine months ended September 30, 1997 to $244.9 million for the nine months ended September 30, 1998. The pro forma net sales decrease is the result of volume losses in comparable store net sales due to soft market conditions and strong competitive pressures.

Gross profit. Pro forma gross profit decreased from $28.7 million to $28.3 million, but increased as a percentage of pro forma net sales from 33.4% to 35.2% for the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997. For the nine month period ended September 30, 1998, pro forma gross profit decreased from $91.5 million to $86.8 million, but increased as a percentage of pro forma net sales from 35.0% to 35.4% as compared to the same period in the prior year. The decrease in pro forma gross profit dollars for the three and nine month periods ended September 30, 1998 is primarily due to lower pro forma sales. The increase in pro forma gross profit percentage for the three and nine month periods ended September 30, 1998, is due to the Company's strategy to maximize vendor discounts and take advantage of supplier incentive programs on inventory purchases.

Operating expenses. Pro forma operating expenses decreased from $13.9 million to $11.9 million, and as a percentage of pro forma net sales, from 16.2% to 14.8% for the three month period ended September 30, 1998, compared to the same period in the prior year. For the nine month period ended September 30, 1998, pro forma operating expenses decreased from $41.5 million to $36.5 million, and as a percentage of pro forma net sales, from 15.9% to 14.9%, compared to the same period in the prior year. The decrease in pro forma operating expenses and as a percentage of pro forma net sales for the three and nine month periods ended September 30, 1998 is due to savings that resulted from combining the operations of the Company, Thompson, and AutoPaints. The savings primarily result from a focus on managing store and distribution costs, and the consolidation of certain stores. Operating expenses consist of wages, benefits, building, lease, and vehicle costs for the sales outlets and the distribution centers.

Selling, general and administrative. Pro forma selling, general and administrative expenses decreased from $13.1 million to $9.8 million, and as a percentage of pro forma net sales, from 15.2% to 12.2% for the three month period ended September 30, 1998, compared to the same period in the prior year. For the nine month period ended September 30, 1998, pro forma selling, general and administrative expenses decreased from $35.1 million to $29.6 million, and as a percentage of pro forma net sales, from 13.4% to 12.1%, compared to the same period in the prior year. The decrease in pro forma selling, general and administrative expenses and as a percentage of pro forma net sales for the three and nine month periods ended September 30, 1998 is due to savings from combining the operations of the Company, Thompson and AutoPaints. The primary savings are due to reduced payroll costs from combining corporate management functions. These savings have been partially reduced by one-time non-recurring charges related to the combining of the companies. The Company expects continued improvement in selling, general and administrative expenses as more functions are consolidated. General and administrative expenses consist of corporate support staff and expenses for marketing, data processing, accounting, credit, purchasing and human resources. Selling expenses include sales commissions, wages, and expenses supporting customer sales activity.

Depreciation and amortization of intangible assets. Pro forma depreciation expense increased from $1.0 million to $1.1 million and as a percentage of pro forma net sales, from 1.1% to 1.3% for the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997. For the nine month period ended September 30, 1998, pro forma depreciation expense increased $0.1 million, and as a percentage of pro forma net sales, from 1.0% to 1.1%, compared to the nine month period ended September 30, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FINISHMASTER, INC.
                               September 30, 1998


PRO FORMA RESULTS OF OPERATIONS (continued)

Pro forma amortization expense decreased from $1.8 million to $1.7 million, but increased as a percentage of pro forma net sales from 2.1% to 2.2% for the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997. For the nine month period ended September 30, 1998, pro forma amortization expense remained constant at $5.4 million, but increased as a percentage of pro forma net sales from 2.1% to 2.2%, compared to the same period in the prior year. The increase in pro forma amortization expense as a percentage of pro forma net sales for the three and nine month periods ended September 30, 1998 is attributable to reduced pro forma net sales.

Interest expense. Pro forma interest expense decreased from $3.2 million to $2.9 million and as a percentage of pro forma net sales from 3.7% to 3.6% for the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997. For the nine month period ended September 30, 1998, pro forma interest expense decreased from $10.0 million to $8.4 million and as a percentage of pro forma net sales from 3.8% to 3.4%, compared to the same period in the prior year. The decrease in pro forma interest expense and as a percentage of pro forma net sales is due to lower debt levels as the Company reduced its borrowings.

Income Taxes. The pro forma effective tax rate for the nine month period ended September 30, 1998 is substantially higher than the combined federal and state statutory rate due to the non-deductible nature of certain expenses, primarily the amortization of goodwill associated with the acquisition of Thompson. The pro forma effective tax rate on the loss before income taxes for the nine month period ended September 30, 1997 is lower than the combined federal and state statutory rate due to the non-deductible nature of certain expenses, primarily the amortization of goodwill associated with the acquisition of Thompson.

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

            2.2 Agreement and Plan of Merger, dated February 16, 1998, by and among FinishMaster, Inc., AutoPaints and Lacy Distribution, Inc. (previously filed with Form 10-K dated April 1, 1998)

            3.1 Articles of Incorporation of FinishMaster, Inc., an Indiana corporation, as amended June 30, 1998 (previously filed with Form 10-Q dated August 14, 1998).

            3.2 Amended and restated code of bylaws of FinishMaster, Inc., an Indiana corporation (previously filed with Form 10-K/A dated April 14, 1998

            10.1 FinishMaster Stock Option Plan as amended June 30, 1998 (previously filed with Form 10-Q dated August 14, 1998).

            10.2 Agreement dated as of March 1, 1998 between FinishMaster, Inc. and LDI AutoPaints, Inc. respecting certain management and administrative functions (previously filed with Form 10-K dated April 1, 1998)

            2.1 Subsidiaries of the Registrant (previously filed with Form 10-K dated April 1, 1998)

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

            99(d)  Second Amendment to Credit Agreement dated March 27, 1998

            99(e) Credit Agreement dated March 27, 1998 between FinishMaster, Inc. and LDI, Ltd.

*  Filed herewith

              No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FINISHMASTER, INC.


Date November 16, 1998                \S\ ANDRE B. LACY
     -----------------                -------------------------------
                                      Andre B. Lacy, Chairman of the
                                      Board and Chief
                                      Executive Officer



                                      \S\ ROBERT R. MILLARD
                                      ------------------------------
                                      Robert R. Millard, Senior
                                      Vice President-Finance
                                      (Chief Financial and Accounting Officer)