Form 10-K
period 1998-12-31
FINISHMASTER INC
filed 1999-03-31
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998


                         Commission File Number 0-23222

                               FINISHMASTER, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Indiana                                 38-2252096
      (State or other Jurisdiction of                 (I.R.S.  Employer
      Incorporation or Organization)               Identification Number)

54 Monument Circle, Suite 600, Indianapolis, IN                   46204
   (Address of principal executive offices)                    (Zip Code)

       Registrant's Telephone Number, including area code: (317) 237-3678

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                                                 Name of each exchange on
          Title of each class                        which registered
  Common Stock - without par value                  Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.
                                                                  Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1999 was $11,719,208.

At  March  1,  1999,   7,535,856  shares  of  Registrant's   common  stock  were
outstanding.

                       Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended December 31, 1998 are incorporated by reference into Part III.

                               FINISHMASTER, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                       PAGE

1   Business.............................................................    1

2   Properties...........................................................    9

3   Legal Proceedings....................................................   10

4   Submission of Matters to a Vote of Security Holders..................   10

5   Market for Registrant's Common Equity and
         Related Shareholder Matters.....................................   11

6   Selected Consolidated Financial Data.................................   12

7   Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................   13

8   Financial Statements and Supplemental Data...........................   23

9   Changes in, and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................   41

10  Directors and Executive Officers of the Registrant...................   41

11  Executive Compensation...............................................   41

12  Security Ownership of Certain Beneficial Owners and Management.......   41

13  Certain Relationships and Related Transactions.......................   41

14  Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.............................................   41

15  Signatures...........................................................   42

16  List of Financial Statements and Financial Statement Schedules.......   E-1

                                     PART I

ITEM 1 - BUSINESS

General

FinishMaster, Inc. (the "Company") is the leading distributor of automotive paints, coatings and paint-related accessories to the automotive collision repair industry in the United States. The Company serves its customers through 151 sales outlets and seven distribution centers located in 22 states. The Company has approximately 27,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF Corporation ("BASF"), E. I. duPont de Nemours and Co. ("DuPont"), Minnesota Mining & Manufacturing Co., Inc. ("3M") and PPG Industries, Inc. ("PPG") in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and competitive positions of its customers and suppliers. The Company's operations are currently organized into three divisions: Southeastern, Western, and Central/Northeastern.

The Company is the leading consolidator in the automotive refinishing distribution industry, having successfully completed approximately 25 acquisitions over the past seven years, ranging from fill-in acquisitions to the more recent strategic acquisitions of Thompson PBE, Inc. ("Thompson") and LDI AutoPaints, Inc. ("AutoPaints").

On November 21, 1997, the Company acquired Thompson for an aggregate purchase price of approximately $73.5 million, including acquisition costs. In addition to the cash purchase price, the Company refinanced approximately $34.5 million of Thompson indebtedness in conjunction with the transaction. The Thompson acquisition significantly expanded the Company's geographic presence in the Southeastern and Western United States.

On June 30, 1998, the Company completed the acquisition by merger of AutoPaints in exchange for the issuance of 1.5 million shares of the Company's common stock. Since AutoPaints was acquired from the Company's majority shareholder, the acquisition constituted a transaction within a controlled group. Thus, the acquisition was accounted for using the historical cost basis of AutoPaints' net assets, which approximated $14.4 million at the date of acquisition. The Company intends to continue its strategy of expanding through additional acquisitions.

The Company is an Indiana corporation. On March 1, 1998, the Company relocated its corporate headquarters from Kentwood, Michigan, to newly renovated office space in Indianapolis, Indiana. The Company leases that space from LDI, Ltd. ("LDI"), an Indiana limited partnership, which indirectly owns 74.1% of the outstanding shares of the Company. The Company believes that the terms of the lease are at least as favorable to the Company as those that could be obtained by arms-length negotiations with an unaffiliated third party. As a result of this move, the principal executive offices of the Company are located at 54 Monument Circle, Suite 600, Indianapolis, IN 46204, and its telephone number is
(317) 237-3678.

Industry Overview

The U.S. automotive paint distribution market is approximately $2.5 billion. The end users of the products distributed by the Company are principally independent collision repair shops and automobile dealers. Additionally, organizations that maintain their own automobile fleet, sellers of automotive salvage and other commercial/industrial users make up a smaller percentage of the Company's customer base. Automotive paint and related supplies, in contrast to labor and parts, represent only a small portion (approximately 7-10%) of the total cost of a typical collision repair job. However, while paint is a relatively minor component of the total repair cost, it is a critical factor in the customer's level of satisfaction.

The domestic wholesale aftermarket for automotive paint and related supplies is characterized by a small number of manufacturers of paint and supplies. The five predominant manufacturers of automotive paint distributed in the United States are Akzo Nobel ("Sikkens"), BASF, DuPont, PPG, and The Sherwin-Williams Company ("Sherwin-Williams"). In addition, several other large foreign manufacturers have recently taken steps to expand the distribution of their paint products in the United States. 3M is the predominant manufacturer of related supplies which include refinishing materials, supplies, accessories and tools such as sand paper, masking tape and paint masks.

While automotive paint manufacturing is highly concentrated, automotive paint distribution and the end users of automotive paint are highly fragmented. The Company believes that a large number of independent distributors of automotive paint serve an aggregate of approximately 50,000 collision repair shops nationwide. Distributors, which tend to be family-owned with one to three distribution sites, typically serve a highly localized customer base with each distribution site serving customers located within 20 miles of the site depending upon demographics, road access and geography.

Below is a Market Profile obtained from Collision Repair Industry INSIGHT:

                                                       Annual Shop
            No. of Collision                             Revenue
              Repair Shops                             ($Millions)
            --------------------------------------------------------
                   9,000                              $0.2
                  13,000                              $0.2 to $0.3
                  12,500                              $0.3 to $0.45
                   7,000                              $0.45 to $0.6
                   3,500                              $0.6 to $1.0
                   2,800                              $1.0 to $2.0
                     800                              $2.0 to $3.0
                     450                              $3.0 to $5.0
                     100                              $5.0

Due to the large number of end users, and their increasing demands for personalized services such as multiple daily deliveries, assistance with color-mixing and matching, and assistance with paint application techniques and environmental compliance reporting, manufacturers typically service end users through distributors such as FinishMaster. Nevertheless, some of the Company's paint manufacturers have elected to operate company-owned distribution facilities in selected markets, including markets in which the Company operates. The Company believes, however, that the largest automotive paint manufacturers have generally avoided the cost of operating their own distribution network due to their inability to offer multiple lines of paint which prevents them from spreading distribution expenses across the market's entire potential customer base. Consequently, the Company believes that independent distributors such as the Company, which can sell the products of several paint manufacturers, are better situated to service the end users' needs than the distribution facilities of automotive paint manufacturers.

Distributors and collision repair shops are in the process of consolidation due to, among other things, the declining number of repair jobs. According to the estimates of one industry source, the total number of vehicles on the road has increased from approximately 140 million in 1980 to 215 million in 1997, while the number of repair jobs has declined over this same period of time. This decline is due to, among other things, automotive safety improvements such as anti-lock brakes, rear window-placed brake lights and more reliable radial tires. Stricter drunk driving laws, more vigorous law enforcement and the increasing percentage of drivers reaching middle age have also resulted in fewer accidents. Additionally, a higher percentage of collision damaged cars are declared total losses, rather than repaired, due to uni-body construction and rising costs of repair and refinishing. Over the past several years, the industry has benefited from warranty work to repair defective paint finishes on certain domestic vehicles manufactured in the late 1980s and early 1990s. However, the Company believes that the volume of warranty repair work has decreased significantly since 1995 because of steps taken by the major U.S. automobile manufacturers to reduce multi-year warranty programs to repaint certain vehicles. The Company does not expect to realize significant future benefits from these former warranty programs.

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

Further, insurance companies have begun to designate certain collision repair shops as so-called "direct repair providers." As such, the designated collision repair shops (approximately 12,000 in the U.S.) are directed business by the insurance carriers in return for price concessions from customary rates. The Company believes this trend favors larger, more efficient repair shops and will likely continue in the foreseeable future.

Products and Suppliers

The Company offers its customers a comprehensive selection of prominent brand name products and its own FinishMaster PrivateBrand products. The product line consists of over 20,000 stock keeping units ("SKUs"), including the three leading brands of automotive paints and coatings and a leading brand of related accessories. FinishMaster PrivateBrand products include some of the most frequently used refinishing accessories such as masking materials, body fillers, thinners, reducers and cleaners.

The following table illustrates the approximate number of SKUs, suppliers and selected brand names in each of the Company's major product categories. The Company may change from time to time the selection and mix of its products.

                                            Approximate Number of
                                          Manufacturers and Suppliers            Approximate
            Product Category                                                   Number of SKUs                 Selected Brand
------------------------------------------------------------------------- -----------------------------------------------------
Branded Paints and Coatings                             3+                           5,200           BASF, DuPont, PPG, others
Branded Accessories                                     3                            8,300           3M, Dynatron, US Chemical
Private Label Accessories                              25                              100           FinishMaster
Other Miscellaneous Products                                                         6,400           Various
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                               20,000
-------------------------------------------------------------------------------------------------------------------------------


The Company relies on four leading suppliers for the majority of its product requirements. BASF, DuPont, and PPG supply virtually all of the Company's paint products, while 3M is the Company's largest supplier of paint-related accessories. Products supplied by BASF, DuPont, 3M and PPG accounted for approximately 60% of purchases in 1998. The Company continuously seeks opportunities with new and existing suppliers to supply the highest quality products.

The Company believes that BASF, DuPont, and PPG are market leaders, accounting for a majority of total domestic automotive paint sales. The Company believes that in 1998, it was the largest purchaser of aftermarket automotive paint in the United States from each of these manufacturers. The Company also acquires a modest amount of its paint requirements from several foreign manufacturers. As is common industry practice, the Company does not maintain long-term supply contracts with any of its key suppliers. The Company enters into written agreements with most of its major suppliers for each sales outlet. These agreements are nonexclusive and set forth the suppliers' warranties, procedures for resolving disputes, and provisions which generally allow for annual returns of obsolete inventory to the supplier in return for credit or new inventory. Prices and terms are established by the suppliers' invoices and published price lists and may be changed by the supplier without notice. In addition, the agreements require the Company to maintain adequate inventories at a regularly established place of business, to train and manage its sales staff, and to use its best efforts to promote the products. These agreements typically contain reciprocal clauses allowing cancellation on written notice ranging from 30 to 90 days. Although each of these suppliers generally competes with the others along product lines, the Company does not believe the products are completely interchangeable because of high brand loyalty among customers and their brand-specific color matching computer systems. For this reason, the Company's acquisition program is also dependent on the willingness of the principal paint suppliers to continue to supply acquired businesses. The Company has agreements with other warehouse suppliers for the purchase of certain paint and non-paint supplies in specified geographic locations. Some of these agreements contain minimum volume commitments.

Whenever practical, purchases from suppliers are made in large volumes to maximize volume discounts and optimize payment terms. In addition, the Company's size generally permits it to benefit from periodic special incentive programs available from suppliers. These programs provide additional purchase discounts and extended payment terms in exchange for large volume purchases. The Company also benefits from manufacturer-provided discounts upon early payment of certain accounts and from other supplier-supported programs. Branded products carry the manufacturers' guaranties. Defective products typically may be returned to manufacturers at no charge to the Company and obsolete products generally may be returned for a slight restocking fee. Due to the manufacturers' favorable return policies, the Company also accepts customer returns of defective or obsolete products. The Company has arrangements with its suppliers that enable the Company to return product to the suppliers subject to certain restocking charges.

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

Technical Support. The Company's technical support personnel demonstrate and recommend products. In addition, they assist customers with problems related to their particular product applications. Equipment specialists provide information to customers regarding their heavy equipment requirements, such as spray booths and frame straightening equipment.

Product Training. As a result of increasing regulations, manufacturers have introduced technologically advanced, lower VOC paints, which require significantly more sophisticated application techniques. The Company provides training to its customers in order to teach them the techniques required to work with these products. Training sessions are typically conducted jointly by the Company and by one or more of its major suppliers at the customer's location or at an off-site location.

Management Seminars. Management seminars are conducted at convenient locations to inform customers about environmental regulations and compliance, techniques to improve productivity, and industry trends.

Color Matching. The growing number of paint colors is a challenge for the refinishing industry. DuPont, for example, has more than 120,000 mix formulas. With sophisticated PC-based color matching equipment and specialists, the Company provides color matching services to its customers.

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

Operations

Warehouse. The Company operates seven distribution centers which are located in Michigan, California, Florida, North Carolina, and Colorado. Products are delivered from the distribution centers to sales outlets weekly by the Company's semi-trucks.

Sales  Outlets.  As of March 1, 1999,  the Company  operated  151 sales  outlets servicing customers in 22 states with a delivery fleet of approximately 800 vehicles. Sales outlets are strategically located in order to provide prompt service to the Company's customers. Each sales outlet maintains a comprehensive selection of competitively priced products tailored to the specific market needs of its customers. While supplier commitments in a given market may prevent some outlets from carrying all of the Company's product lines, each outlet is authorized to carry the majority of the products, including at least two major paint brands. Sales outlets electronically order their inventory requirements on a regular basis from the Company's distribution center or directly from the manufacturer.

Management Information Systems. Each of the Company's sales outlets uses either personal computers or terminals for inventory control and order processing. The Company utilizes IBM AS/400 and HP 9000 computers to collect and process data required for operations analysis, finance, warehouse and administrative functions and the management of receivables and inventory. The Company believes that its current systems are adequate but is in the process of migrating to a single information technology platform. The Company has also implemented a detailed plan to ensure Year 2000 compliance. For further information on the Company's Year 2000 efforts and progress, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

As of December 31, 1998, the Company employed a 322 person direct sales force. The Company assigns its sales personnel to specific customer accounts in an effort to build long-term relationships. Sales representatives make frequent visits to customer sites in order to review the customer's requirements and to offer general, technical and product support. The Company's sales personnel are generally compensated through a combination of sales commissions and base salaries. The Company emphasizes continuing education and training of its sales force in order to provide a high degree of support for its customers.

Customers

The Company serves approximately 27,000 customers, none of which accounted for more than 1% of the Company's sales. The Company believes that it is the principal source of supply of automotive paint and related supplies for most of its customers. In addition to independent collision repair shops and automobile dealers, which are the Company's largest category of customers, the Company's customers include van converters, trucking companies, schools, municipalities, government agencies, sellers of automotive salvage, refinishers, marine and aviation refinishers and other commercial and industrial users.

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

Employees

As of December 31, 1998, the Company employed approximately 1,600 persons on a full and part-time basis. None of the employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

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

Other Federal and State Environmental Laws. The Company's operations are subject to regulation under, among others, the following federal laws: the Clean Water Act, the Safe Drinking Water Act, the Emergency Planning and Community
Right-to-Know Act, the Occupational Safety and Health Act and the Hazardous Materials Transportation Act. In addition, many states have other regulations and policies to cover more detailed aspects of hazardous materials management.

Local Air Quality Regulations. The South Coast Air Quality Management District (the "SCAQMD") (Southern California) and the Bay Area Air Quality Management District (the "BAAQMD") (San Francisco Bay Area) have detailed regulations pertaining to metal coating and the use of VOCs. These regulations prohibit the sale of nonconforming automobile paint at the distributor level, which increases somewhat the compliance obligations of the Western Division's distribution sites. Other states have adopted VOC regulations which impose VOC limits similar to the VOC limits proposed by the EPA. The national regulations proposed by the EPA will not override more restrictive state and local regulations such as California's regulations, which have the lowest VOC limits in the country. The Company believes its experience with such regulations, including compliance reporting and the use of paints and equipment designed to meet such regulations, is not matched by most smaller competitors.

Compliance by the Company with environmental protection laws has had no material effect upon capital expenditures, earnings or competitive position.

ITEM 2 - PROPERTIES

The following table sets forth certain information regarding the facilities operated by the Company as of March 1, 1999.

                                                                  Number of
                                          Number of         Distribution Centers
          State (by Division)           Sales Outlets
--------------------------------------------------------------------------------
Central/Northeastern Division
     Connecticut                              3
     Delaware                                 1
     Illinois                                 4
     Indiana                                  3
     Maryland                                 3
     Massachusetts                            5
     Michigan                                11                       1
     New Jersey                               7
     Ohio                                     2
     Oklahoma                                 1
     Pennsylvania                             3
     Texas                                   11
     Virginia                                 2
     Wisconsin                                4
--------------------------------------------------------------------------------
                                             60                       1
Southeastern Division
     Alabama                                  1
     Florida                                 39                       3
     Georgia                                  3
     North Carolina                           6                       1
     South Carolina                           4
     Virginia                                 1
--------------------------------------------------------------------------------
                                             54                       4
Western Division
     Arizona                                  3
     California                              28                       1
     Colorado                                 6                       1
--------------------------------------------------------------------------------
                                             37                       2
--------------------------------------------------------------------------------
Total Sales Outlets and
     Distribution Centers                   151                       7
--------------------------------------------------------------------------------

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

The Company owns the distribution center and two sales outlets in Michigan, one sales outlet in Indiana, and one in Florida. The remainder of the sales outlets and the other distribution centers are leased with terms expiring from 1999 to 2006, with options to renew. The Company typically assumes the lease of the former owner in acquisitions. In a number of instances, the Company's sales outlets are leased from the former owners of businesses acquired by the Company. The Company believes that all of its leases were at fair market rates when executed, that presently no single lease is material to its operations, and that alternative sites are presently available at market rates.

The Company is leasing 15,259 square feet of executive offices which are located in Indianapolis, Indiana.

ITEM 3 - LEGAL PROCEEDINGS

In January 1999, the Company was named in an unfair business practices lawsuit by an automotive paint distributor located in the State of California. The plaintiff in such suit alleges that the Company offered, in a manner which injured the plaintiff, rebates and cash bonuses to businesses in the Southern California area if those businesses would buy exclusively from the Company and use its products. The plaintiff claims damages in the amount of $3.8 million, trebled to $11.4 million. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiff in this lawsuit.

The Company is subject to various claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, automobile, taxes, discrimination, employment and other matters. Management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information concerning the executive officers of the Company who are not also directors:

Thomas E. Case (age 53) serves as a Senior Vice President of the Company and as the manager of its Western Division, a position he has held since June, 1998. Mr. Case joined the Company upon completion of the Company's acquisition of Thompson in November, 1997. Formerly, Mr. Case was a Vice President of Thompson and served as the general manager of Thompson's California Division.

John Andre Lacy (age 34) joined the Company as Senior Vice President-Planning and Marketing in January, 1999. From January, 1997 to December, 1998, Mr. Lacy served as President of Tucker Rocky Distributing Canada, Inc., a leading after-market distributor of motorcycle components and accessories. Prior to this, Mr. Lacy earned an MBA from the University of Chicago and was a Vice President at the J. Walter Thompson advertising company. Over his eight years in the advertising field, Mr. Lacy managed package-goods assignments in both North America and the Asia Pacific region. Mr. Lacy is the son of Andre B. Lacy, the Chairman and Chief Executive Officer of the Company.

Robert R. Millard (age 41) joined the Company in October, 1998, as its Senior Vice President-Finance and Chief Financial Officer. From February, 1996 until September, 1998, Mr. Millard served as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Personnel Management, Inc., a publicly-held personnel staffing company based in Indianapolis, Indiana. From July, 1991 until January, 1996, Mr. Millard served as the Corporate Controller of Lacy Diversified Industries, Ltd., an affiliate of LDI.

Roger A. Sorokin (age 58) has served as the Company's Senior Vice President-Acquisitions and Development since November, 1998. Prior to such date, Mr. Sorokin had served as Vice-President-Finance of the Company for more than the previous five years.

Charles "Remy" Stephenson (age 44) was named Senior Vice President of the Company, with responsibility for sales and store operations for the Central/Northeastern Division, in October, 1997. Mr. Stephenson served as the Company's Vice President of Marketing from August, 1997 to October, 1997. Prior to joining the Company, Mr. Stephenson was employed by Sherwin-Williams Auto Finishes Inc. as Director of Sales from September, 1994 to August, 1997 and as Regional Director of the Western Region from October, 1991 to September, 1994.

Charles VanSlaars (age 48) serves as a Senior Vice President of the Company and as the manager of its Southeastern Division, a position he has held since June, 1998. From June, 1996 until May, 1998, Mr. VanSlaars served as an executive officer of AutoPaints. From 1994, until 1996, Mr. VanSlaars served as a Vice President of Parts Depot Company, L.P., a Florida-based distributor of auto paints.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS FinishMaster's common stock trades on The NASDAQ Stock Market under the symbol FMST. The number of holders of FinishMaster's common stock at December 31, 1998, was approximately 600, based on information provided by the Company's transfer agent.

The range of high and low prices reported by NASDAQ for the last twelve quarters were:

 Year         Quarter Ended                 High                   Low
--------------------------------------------------------------------------------
 1997         March 31                     $   8-1/2            $   5-3/4
 1997         June 30                          8-3/4                5-1/4
 1997         September 30                     8-3/4                5-3/8
 1997         December 31                     11-3/4                6-1/4
 1998         March 31                        11-3/4                7-3/4
 1998         June 30                         10-3/4                8-5/8
 1998         September 30                    10                    5-1/4
 1998         December 31                      7-3/8                3-1/2

The closing price on March 26, 1999 was $5-3/4. No cash dividends on common stock have been paid during any period and none are expected to be paid in the foreseeable future. The Company anticipates that all earnings and other cash resources of the Company will be retained by the Company for investment in its business.

Consistent with FinishMaster's current capital structure, effective April 5, 1999, shares of FinishMaster's common stock will be traded on The Nasdaq SmallCap Market.

On June 30, 1998, the Company completed the acquisition by merger of AutoPaints in exchange for the issuance of 1,542,416 shares of the Company's common stock. Such shares were issued to Lacy Distribution, Inc., the majority shareholder of the Company and a wholly owned subsidiary of LDI. Such shares were issued pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, are derived from the Company's audited consolidated financial statements which are included elsewhere herein. The selected consolidated financial data as of and for the years ended March 31, 1996 and 1995 are derived from the Company's audited consolidated financial statements which are not included herein. The financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                Nine Months                  Fiscal
                                                      Year Ended                   Ended                   Year Ended
                                                     December 31,              December 31,                 March 31,
                                            --------------------------------  ----------------    ------------------------------

(In thousands, except per share data)        1998 (2)(3)        1997 (2)         1996 (1)             1996             1995
                                            ---------------  ---------------  ----------------    -------------    -------------
Per Share
      Net income
          Basic                             $        0.29    $        0.11    $          0.11   $         0.44   $         0.58
          Diluted                           $        0.29    $        0.11    $          0.11   $         0.44   $         0.58
      Pro forma net income (loss) (4)       $        0.33    $       (1.01)   $             -   $            -   $            -

Statements of Operations Data
      Net sales                             $     309,946    $     130,175    $        95,822   $      107,511   $       79,382
      Gross margin                          $     109,678    $      47,107    $        33,891   $       38,012   $       28,048
      Income from operations                $      15,895    $       3,832    $         2,566   $        5,073   $        5,394
      Net income                            $       1,988    $         656    $           660   $        2,649   $        3,462
      Pro forma net income (loss) (4)       $       2,459    $      (7,585)   $             -   $            -   $            -
      Weighted average
          shares outstanding                        6,780            5,994              6,000            6,000            6,000
      Pro forma weighted average
          shares outstanding                        7,536            7,536                  -                -                -

                                                              December 31,                                 March 31,
                                            --------------------------------------------------  --------------------------------

                                               1998 (3)         1997 (2)           1996            1996 (1)                1995
                                            ---------------  ---------------  ----------------  ---------------  ---------------
Balance Sheet Data
      Working capital                       $      42,296    $       42,928   $        22,819   $       25,036   $       17,763
      Total assets                          $     226,947    $      215,418   $        66,477   $       66,772   $       46,442
      Long-term debt                        $     119,120    $      134,135   $        17,831   $       19,605   $        5,952
      Shareholders' equity                  $      49,348    $       32,932   $        32,326   $       31,665   $       28,956

(1) The Company changed its fiscal year-end from March 31 to December 31, effective for the period ended December 31, 1996.

(2) The operating results for the years ended December 31, 1998 and 1997 are affected by the acquisition of Thompson on November 21, 1997. The operating results of Thompson are included in the Company's consolidated operating results since the acquisition date.

(3) The operating results for the year ended December 31, 1998 are affected by the acquisition of AutoPaints on June 30, 1998. The operating results of AutoPaints for the six-month period from July 1, 1998 through December 31, 1998 are included in the Company's December 31, 1998 consolidated operating results.

(4) Pro forma amounts for the years ended December 31, 1998 and 1997 have been prepared to give effect to the acquisitions of Thompson and AutoPaints as if the transactions had occurred on January 1, 1997. These amounts are unaudited and are presented for informational purposes only. The unaudited pro forma financial amounts should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis about the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes presented in this annual report.

Overview

FinishMaster, Inc. is the leading distributor of automotive paints, coatings and paint-related accessories to the automotive collision repair industry in the United States. The Company serves its customers through 151 sales outlets and seven distribution centers located in 22 states. The Company has approximately 27,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and competitive positions of its customers and suppliers. The Company's operations are currently organized into three divisions: Southeastern, Western, and Central/Northeastern.

The Company is the leading consolidator in the automotive refinishing distribution industry, having successfully completed approximately 25 acquisitions over the past seven years, ranging from fill-in acquisitions to the more recent strategic acquisitions of Thompson and AutoPaints.

On November 21, 1997, the Company acquired Thompson for an aggregate purchase price of approximately $73.5 million, including acquisition costs. In addition to the cash purchase price, the Company refinanced approximately $34.5 million of Thompson indebtedness in conjunction with the transaction. The Thompson acquisition significantly expanded the Company's geographic presence in the Southeastern and Western United States.

On June 30, 1998, the Company completed the acquisition by merger of AutoPaints in exchange for the issuance of 1.5 million shares of the Company's common stock. Since AutoPaints was acquired from the Company's majority shareholder, the acquisition constituted a transaction within a controlled group. Thus, the acquisition was accounted for using the historical cost basis of AutoPaints' net assets, which approximated $14.4 million at the date of acquisition. The Company intends to continue its strategy of expanding through additional acquisitions.

Results of Operations

The Company changed its fiscal year-end from March 31 to December 31, effective for the period ended December 31, 1996. As a result, the audited amounts for the years ended December 31, 1998 and 1997 are presented with the comparable unaudited amounts for the twelve months ended December 31, 1996. Furthermore, as a result of the significant acquisitions completed in the past two years of Thompson and AutoPaints, pro forma results of operations are also presented for the years ended December 31, 1998 and 1997. The Company believes that for purposes of Management's Discussion and Analysis, a more meaningful understanding of the Company's performance can be obtained by a comparison of the pro forma results for the years ended December 31, 1998 and 1997, and the historical twelve-month results for the periods ended December 31, 1997 and 1996.

The unaudited pro forma consolidated amounts for the years ended December 31, 1998 and 1997 have been prepared to give effect to the acquisitions of Thompson and AutoPaints as if the transactions had occurred on January 1, 1997. In calculating the pro forma amounts, the historical amounts of the Company and the acquired entities have been adjusted for items directly attributable to the acquisitions including interest expense related to acquisition financing, charges for amortization of intangibles, depreciation of fair value adjustments to property and equipment, and the related tax effects. The unaudited pro forma amounts do not purport to be indicative of the results of operations that would have actually been obtained if the transactions had occurred on January 1, 1997, or the results of operations that may be obtained in the future.

Net Sales
-------------------------------------------------------------------------------
(In thousands)   1998         Change       1997          Change      1996
                                                                 (unaudited)
-------------------------------------------------------------------------------
Historical      $  309,946    138.1%      $   130,175      3.5%  $ 125,795
-------------------------------------------------------------------------------
Pro forma       $  321,710      4.8%      $   337,818
-------------------------------------------------------------------------------

Pro forma net sales decreased $16.1 million or 4.8% from 1997 to 1998. With the acquisition of Thompson and AutoPaints, certain unprofitable store locations were closed and store locations serving the same geographical area were consolidated. The closure and consolidation of 22 sales outlets during this time period decreased sales between 1997 and 1998 by approximately $10.1 million. Same store sales declined approximately $7.0 million or 2.1% as a result of flat industry market conditions, the anticipated customer attrition related to the acquisition and integration of Thompson and AutoPaints, and competitive market conditions. Approximately 70% of net sales consisted of automotive paint products while the remaining portion was paint-related accessories.

Net sales increased by $4.4 million or 3.5% from 1996 to 1997. This increase was attributable to the additional sales contributed by Thompson of $12.4 million for the month of December and sales from other acquisitions of $1.7 million for the year. The Thompson sales were offset by a decline in same store sales. Same store sales declined primarily due to a slowdown in the van conversion industry, the exiting of certain low margin business, and flat industry market conditions.

Gross Margin
--------------------------------------------------------------------------------
(In thousands)             1998       Change    1997       Change      1996
                                                                    (unaudited)
--------------------------------------------------------------------------------
Historical               $ 109,678    132.8%   $  47,107     6.6%    $ 44,204
Percentage of net sales       35.4%                 36.2%                35.1%
--------------------------------------------------------------------------------
Pro forma                $ 114,199      2.8%   $ 117,495
Percentage of net sales       35.5%                 34.8%
--------------------------------------------------------------------------------

Pro forma gross margin decreased $3.3 million or 2.8% between 1997 and 1998 due primarily to the decrease in pro forma net sales. Lower pro forma net sales volume impacted gross margin in 1998 by approximately $5.6 million. Partially offsetting this amount was an improvement in pro forma gross margin as a percentage of net sales. With increased inventory purchase volumes in 1998, the Company was better able to take advantage of vendor discounts and supplier incentive programs.

Gross margin increased by $2.9 million or 6.6% from 1996 to 1997 on higher net sales. The increase in gross margin as a percentage of net sales was the result of participation in suppliers' rebate and incentive programs and optimizing prompt payment discounts from suppliers.

Operating Expenses
-------------------------------------------------------------------------------
(In thousands)             1998     Change      1997   Change        1996
                                                                  (unaudited)
-------------------------------------------------------------------------------
Historical operating
    expenses             $46,746    127.3%   $ 20,568   1.3%       $ 20,295
Percentage of net sales     15.1%                15.8%                 16.1%
-------------------------------------------------------------------------------
Pro forma operating
    expenses             $48,099     17.1%   $ 57,993
Percentage of net sales     15.0%                17.2%
-------------------------------------------------------------------------------

Operating expenses consist of wages, facility expenses, vehicle and related costs for the Company's store and distribution locations. Pro forma operating expenses decreased $9.9 million or 17.1% between 1997 and 1998. This decrease was a direct result of the Company's profit improvement initiatives that included savings from the consolidation or closure of 22 sales outlets following the acquisitions of Thompson and AutoPaints, reduced spending programs at store and distribution locations, and improved bad debt experience. Also contributing to the decrease is the inclusion in 1997 of a $3.8 million Thompson charge taken prior to the acquisition to close five sales outlets and to consolidate five other sites into existing locations. The charge included the write-off of unamortized goodwill and future lease costs associated with closed locations.

Operating expenses increased from 1996 to 1997 by $0.3 million or 1.3%. As a percentage of net sales, operating expenses decreased from 16.1% to 15.8%. This decrease in operating expenses as a percentage of net sales was a result of the Company's profit improvement activities, including, but not limited to, staffing reductions and streamlining store and distribution activities, which reduced operating expenses by approximately $2.4 million. Offsetting these savings were Thompson's operating expenses of $2.3 million for the month of December and operating expenses associated with other acquisitions of $0.4 million.

Selling, General and Administrative Expenses

-------------------------------------------------------------------------------
(In thousands)               1998     Change      1997      Change     1996
                                                                     (unaudited)
-------------------------------------------------------------------------------
Historical               $  36,895    105.2%   $  17,982     3.2%    $   17,427
Percentage of net sales       11.9%                 13.8%                  13.9%
-------------------------------------------------------------------------------
Pro forma                $  38,510     16.5%   $  46,126
Percentage of net sales       12.0%                 13.7%
-------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") consist of costs associated with the Company's corporate support staff and expenses for commissions, wages, and customer sales support activities. Pro forma SG&A expenses decreased $7.6 million or 16.5% between 1997 and 1998 as a result of the consolidation of four corporate offices into one, the closure and consolidation of 22 sales outlets, reduced spending initiatives and lower selling expenses related to the reduced sales volume. Effective March 1998, the Company moved its corporate offices to Indianapolis, Indiana.

SG&A expenses increased $0.6 million or 3.2% from 1996 to 1997, but decreased by 0.1% as a percentage of net sales. SG&A expenses were reduced approximately $2.5 million as the result of the Company's cost reduction activities, that included reductions in head count, professional fees, travel and entertainment, and advertising. These savings were offset by Thompson's SG&A expenses for the month of December 1997 of $2.2 million, SG&A expenses from other acquisitions of $0.3 million, and one time costs related to the integration of Thompson of $0.6 million.

Depreciation

-------------------------------------------------------------------------------
(In thousands)                 1998   Change      1997     Change       1996
                                                                    (unaudited)
-------------------------------------------------------------------------------
Historical                 $ 3,666     155.5%   $ 1,435      47.3%      $ 974
Percentage of net sales       1.2%                  1.1%                  0.8%
-------------------------------------------------------------------------------
Pro forma                  $ 3,898       3.0%   $ 3,784
Percentage of net sales       1.2%                  1.1%
-------------------------------------------------------------------------------

The $0.1 million or 3.0% increase in pro forma depreciation expense from 1997 to 1998 was due to capital expenditures of $3.3 million in the current year. Included in current year expenditures is $1.0 million for new information technology equipment associated with a continuing upgrade of the Company's management information systems.

The $0.5 million or 47.3% increase in 1997 depreciation expense from the prior year was attributable to $0.2 million of depreciation for the month of December 1997 from assets acquired in the Thompson acquisition, $0.3 million from 1997 capital expenditures and a full year's depreciation on assets from prior year acquisitions.


Amortization of Intangible Assets

--------------------------------------------------------------------------------
(In thousands)            1998       Change     1997       Change      1996
                                                                   (unaudited)
-------------------------------------------------------------------------------
Historical               $    6,476   96.8%  $    3,290    32.3%    $  2,487
Percentage of net sales         2.1%                2.5%                 2.0%
-------------------------------------------------------------------------------
Pro forma                $    6,996    0.8%  $    7,052
Percentage of net sales         2.2%                2.1%
-------------------------------------------------------------------------------

The 0.8% decrease in pro forma amortization  expense between 1997 and 1998 was a
result  of  certain  intangible  assets,   principally  non-compete  agreements,
becoming fully amortized in the current year.

The $0.8 million or 32.3% increase in amortization expense between 1996 and 1997 was attributable to $0.3 million of goodwill amortization associated with the Thompson acquisition for the month of December 1997 and $0.5 million representing a full year's amortization from prior year acquisitions.

Interest Expense, net
-------------------------------------------------------------------------------
(In thousands)            1998       Change    1997       Change      1996
                                                                    (unaudited)
-------------------------------------------------------------------------------
Historical               $   11,475  331.2%   $    2,661  64.9%  $       1,614
Percentage of net sales         3.7%                 2.0%                  1.3%
-------------------------------------------------------------------------------
Pro forma                $   11,510   13.1%   $   13,240
Percentage of net sales         3.6%                 3.9%
-------------------------------------------------------------------------------

Pro forma interest expense decreased $1.7 million or 13.1% between 1997 and 1998 due to lower outstanding borrowings and interest rates. The Company repaid $14.6 million of outstanding borrowings in 1998 and the implied interest rates on these borrowings fell from 9.2% to 8.6%.

Interest expense increased $1.0 million or 64.9% from 1996 to 1997. This increase was principally the result of interest on debt incurred to finance the Thompson acquisition that occurred on November 21, 1997 and to refinance Thompson indebtedness at the date of acquisition. The total acquisition price for Thompson was $73.5 million and the debt refinanced approximated $34.5 million.

Income Tax Expense (Benefit)
-------------------------------------------------------------------------------
(In thousands)                1998  Change      1997   Change         1996
                                                                     (unaudited)
-------------------------------------------------------------------------------
Historical                $  2,432  372.2%   $   515     30.9%      $   745
Percentage of net sales       0.8%               0.4%                   0.6%
Effective tax rate           55.0%              44.0%                  52.9%
-------------------------------------------------------------------------------
Pro forma                 $  2,727     N/A   $(3,115)
Percentage of net sales       0.8%              (0.9%)
Effective tax rate           52.6%              29.1%
-------------------------------------------------------------------------------

The pro forma income tax expense reflected in 1998, compared to the tax benefit in the prior year, is directly attributable to the pro forma income before income taxes in 1998. The pro forma effective tax rate varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. The nondeductible amortization increased the effective tax rate in 1998, and decreased the effective rate in 1997 as a result of the losses incurred. The effect on the 1997 rate was somewhat lessened as a result of the higher level of pre-tax losses.

The effective tax rate for 1997 decreased to 44.0% from 52.9% in 1996 due primarily to lower state taxes and the effect of certain expenses that are not deductible for income tax purposes.

Net Income (Loss) and Income (Loss) Per Share

---------------------------------------------------------------------------------------------------------
(In thousands, except per share data)      1998         Change        1997       Change            1996
                                                                                                (unaudited)
---------------------------------------------------------------------------------------------------------
Historical net income                  $   1,988        203.0%       $   656      0.9%           $   662
Percentage of net sales                     0.6%                        0.5%                        0.5%
Net income per share                   $    0.29        163.6%       $  0.11      0.0%           $  0.11
---------------------------------------------------------------------------------------------------------
Pro forma net income (loss)            $   2,459           N/A       $(7,585)
Percentage of net sales                     0.8%                       (2.2%)
Pro forma net income (loss)
    per share                          $    0.33           N/A       $ (1.01)
---------------------------------------------------------------------------------------------------------

Factors contributing to the changes in net income and pro forma net income and the related per share amounts are discussed in the detail above.

Inflation and Other Economic Factors

Inflation  affects  FinishMaster's  costs of materials sold,  salaries and other related costs of distribution. To the extent permitted by competition, FinishMaster has offset these higher costs of materials through selective price increases.

The Company's business may be negatively affected by cyclical economic downturns in the markets in which it operates. The Company's financial performance is also dependent on its ability to acquire businesses and profitably integrate them into its operations.

Quantitative and Qualitative Disclosure about Market Risk

The Company had no holdings of derivative financial or commodity based instruments at December 31, 1998 and 1997. A review of the Company's other financial instruments and risk exposures indicated the Company had exposure to interest rate risk. Based upon the Company's outstanding debt at December 31, 1998 and the term for which current interest rates are fixed, a 10% increase in interest rates would increase interest expense for 1999 by an estimated $0.5 million.

Seasonality and Quarterly Fluctuations

The Company's sales and operating results have varied from quarter to quarter due to various factors and the Company expects these fluctuations to continue. Among these factors are seasonal buying patterns of the Company's customers and the timing of acquisitions. Historically, sales have slowed in the late fall and winter of each year largely due to inclement weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company is generally lower during the December and March quarters compared to the June and September quarters. In addition, the timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter. The Company takes advantage of periodic special incentive programs available from its suppliers that extend the due date of inventory purchases beyond terms normally available with large volume purchases. The timing of these programs can contribute to fluctuations in the Company's quarterly cash flows. Although the Company continues to investigate strategies to smooth the seasonal pattern of its quarterly results of operations, there can be no assurance that the Company's net sales, results of operations and cash flows will not continue to display seasonal patterns.

Financial Condition, Liquidity and Capital Resources

------------------------------------------------------------------------------------------------
(In thousands)                                   1998              1997                 1996 (1)
------------------------------------------------------------------------------------------------
Working capital                                 $   42,296        $   42,928        $  22,819
Long-term debt                                  $  119,120        $  134,135        $  17,831
Cash provided by operating activities           $   17,599        $    1,257        $   2,342
Cash used in investing activities               $   (2,168)       $  (74,846)       $  (3,714)
Cash (used in) provided by financing activities $  (14,786)       $   73,653        $     563
------------------------------------------------------------------------------------------------


(1) The cash flow amounts for 1996 are for the nine months ended December 31, 1996.

The Company's primary sources of funds over the past three years were from operations and borrowings under its credit facilities. The Company's principal uses of cash were to fund working capital, capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Net cash generated from operating activities was $17.6 million in 1998 compared with $1.3 million in 1997. This increase was a result of higher earnings, increased  depreciation  and  amortization  expense  and a  positive  change  in operating assets and liabilities. Depreciation and amortization expense increased as a result of the properties and intangible assets acquired with the AutoPaints merger, a full year's amortization on the assets acquired in the Thompson acquisition and a higher level of capital expenditures in the current year. The positive change in operating assets and liabilities was primarily due to a higher level of accounts payable and other liabilities at December 31, 1998.

Net cash used in investing activities decreased from $74.8 million in 1997 to $2.2 million in 1998. This decrease from 1997 was attributable to the $73.5 million purchase of Thompson. Investing activities in 1998 included $3.3 million for capital expenditures, partially offset by $1.8 million of cash acquired through the merger with AutoPaints. The Company estimates that capital expenditures for 1999, principally for information technology equipment, will approximate $3.5 million.

Net cash used in financing activities, primarily the repayment of debt, was $14.8 million in 1998, compared with $73.7 million of cash provided in 1997. Borrowings to finance the acquisition of Thompson were the primary source of cash for investing activities in the prior year.

Total capitalization at December 31, 1998 was $178.5 million, comprised of $129.1 million of debt and $49.4 million of equity. Debt as a percentage of total capitalization decreased from 81.2% to 72.3% between 1997 and 1998. This improvement was attributable to the increase in equity resulting from the merger with AutoPaints and current year net income, along with the decrease in debt resulting from repayments.

At December 31, 1998, the Company had term credit and revolving credit facilities totaling $100 million, and senior subordinated debt of $30 million. The Company also had a senior subordinated revolving credit facility in the amount of $10 million with its majority shareholder, which was available to fund working capital and acquisition needs. This facility expires on March 27, 1999. The Company was in compliance with the covenants underlying its credit facilities, and had availability under its revolving credit facility of $1.9 million as of year-end.

Based on current and projected operating results and giving effect to total indebtedness, the Company believes that cash flow from operations and funds available from lenders and other creditors will provide adequate funds for ongoing operations, debt service and planned capital expenditures. The Company is, however, currently pursuing other financing arrangements. Should the Company be successful in obtaining acceptable financing terms, proceeds will be used to retire certain bank term loans, a portion of amounts outstanding under the revolving credit facility and the subordinated debt payable to LDI. Early retirement of indebtedness will result in an extraordinary loss in the amount of the net book value of capitalized debt issuance costs. At December 31, 1998, unamortized debt issuance costs were approximately $1.5 million.

Year 2000 Date Conversion

Many existing  computer  programs use only two digits to identify  years.  These programs were  designed  without  consideration  for the effects of the upcoming change in the century, and if not corrected, could fail or create erroneous results by or at the Year 2000. Essentially all of the Company's information and technology-based systems, as well as many non-information technology-based systems, are potentially affected by the Year 2000 issue. Technology-based systems reside on the Company's midrange computer, servers and personal computers in the corporate office as well as in division offices and stores. Specific systems include accounting, financial reporting, inventory tracking and control, budgeting, tax, accounts receivable, accounts payable, purchasing, distribution, word processing and spreadsheet applications. Non-information technology-based systems include equipment and services containing embedded microprocessors such as alarm systems and voice mail systems. The Company has relationships with numerous third parties, including several paint manufacturers, equipment suppliers, utility companies, insurance companies, banks, and payroll processors, that may be affected by the Year 2000 issue.

The Company's State of Readiness

Remediation plans have been established for all major systems potentially affected by the Year 2000 issue. The current status of the plans for information technology-based systems are summarized as follows:

1. Identification of all applications and hardware with potential Year 2000 issues. To the best of the Company's knowledge, this has been completed.

2. For each item identified, performance of an assessment to determine an appropriate action plan and timetable for remediation of each item. The plan may consist of replacement, upgrade or elimination of the application. This phase has been completed.

3. Implementation of the specific action plan. Action plans have been completed for all known mission critical systems.

4. Testing each application upon completion. All in-house developed systems have been tested and found to be compliant. Vendor-supplied software has been upgraded to Year 2000 compliant versions, and the Company has certification of compliance from the software vendors.

5. Placement of the new process into production. All applications and systems will be in production by the end of the first quarter of 1999. The exception to this is the store paint formula systems supplied by paint vendors. These systems will be upgraded by the end of the third quarter of 1999.

The Company is in the process of identifying all non-information technology based systems. Appropriate remediation plans are being developed, implemented and tested when each affected system is identified. Identification should be completed by the end of the first quarter of 1999 and remedied by the end of the third quarter.

Identification of areas of potential third party risk is nearly complete and, for those areas identified to date, remediation plans are being developed. Identification and assessment should be completed by the end of the second quarter of 1999 and implemented by the end of the third quarter of 1999.

The Costs Involved

The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $0.2 million and will consist primarily of the utilization of internal resources. Spending to date totals approximately $0.1 million. Costs relating to internal systems' Year 2000 compliance are included in the Information Systems budget and are immaterial as a percentage of that budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. There can be no assurance that actual results will not differ from these estimates.

Risks and Contingency Plan

The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan failed. It is also developing contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's operations would be unable to deliver product due to internal system failures and/or the inability of vendors to deliver materials for distribution. Inventory levels of certain key products may be temporarily increased to minimize exposure. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Risk assessment should be completed by the end of the first quarter, and contingency plans should be completed in the third quarter of 1999.

Other Matters

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes standards for derivative instruments and hedging activities and will require all derivatives to be recognized on the balance sheet at fair value. As the Company is not routinely involved in derivative and hedging activities, adoption of this Statement is not expected to have a material impact on financial condition or results of operations. The Company is required to adopt this Statement in the third quarter of 1999.

Forward-Looking Statements

This Report contains certain forward-looking statements pertaining to, among other things, the Company's future results of operations, cash flow needs and liquidity, acquisitions, and other aspects of its business. The Company may make similar forward-looking statements from time to time. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, difficulties associated with assimilating acquisitions, the emergence of new or growing competitors, seasonal and quarterly fluctuations, governmental regulations, the potential loss of key suppliers, and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the future developments described in the forward-looking statements contained in this Report will in fact occur.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements:                                             Page

       Report of Independent Accountants                           23

       Consolidated Balance Sheets                                 24

       Consolidated Statements of Operations                       25

       Consolidated Statements of Cash Flows                       26

       Consolidated Statements of Shareholders' Equity             27

       Notes to Consolidated Financial Statements                  28

       Financial Statement Schedule:

             Schedule II - Valuation and Qualifying Accounts       S-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of FinishMaster, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FinishMaster, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and for the nine months ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 26, 1999


CONSOLIDATED
BALANCE SHEETS
FinishMaster, Inc.
                                                                                                 December 31,         December 31,
(In thousands, except share amounts)                                                                1998                 1997

ASSETS
Current assets
      Cash                                                                                    $         1,009      $           364
      Accounts receivable, net of allowance for doubtful
          accounts of $1,680 and $2,247, respectively                                                  30,212               28,744
      Inventory                                                                                        57,744               53,442
      Refundable income taxes                                                                           1,395                1,299
      Deferred income taxes                                                                             3,788                3,844
      Prepaid expenses and other current assets                                                         3,739                2,751
                                                                                              --------------------------------------
      Total current assets                                                                             97,887               90,444

Property and equipment
      Land                                                                                                368                  368
      Vehicles                                                                                          1,362                1,082
      Buildings and improvements                                                                        5,428                3,797
      Machinery, equipment and fixtures                                                                11,925                9,065
                                                                                              --------------------------------------
                                                                                                       19,083               14,312
      Accumulated depreciation                                                                         (7,824)              (4,016)
                                                                                              --------------------------------------
                                                                                                       11,259               10,296

Other assets
      Intangible assets, net                                                                          114,526              110,870
      Deferred income taxes                                                                             2,888                3,374
      Other                                                                                               387                  434
                                                                                              --------------------------------------
                                                                                                      117,801              114,678
                                                                                              --------------------------------------
                                                                                              $       226,947      $       215,418
                                                                                              ======================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                        $        35,921      $        28,227
      Amounts due to LDI                                                                                  864                   47
      Accrued compensation and benefits                                                                 3,836                3,066
      Other accrued expenses and current liabilities                                                    4,985                8,171
      Current maturities of long-term debt                                                              9,985                8,005
                                                                                              --------------------------------------
      Total current liabilities                                                                        55,591               47,516

Long-term debt, less current maturities                                                               119,120              134,135
Other long-term liabilities                                                                             2,888                  835
Commitments and contingencies (Note 8)
Shareholders' equity
      Preferred stock, no par value; 1,000,000 shares authorized;
          no shares issued and outstanding                                                                 --                   --
      Common stock, $1 stated value; 25,000,000 shares authorized;
          7,535,856 and 5,992,640 shares issued and outstanding                                         7,536                5,993
      Additional paid-in capital                                                                       27,351               14,466
      Retained earnings                                                                                14,461               12,473
                                                                                              --------------------------------------
                                                                                                       49,348               32,932
                                                                                              --------------------------------------
                                                                                              $       226,947      $       215,418
                                                                                              ======================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF OPERATIONS
FinishMaster, Inc.

                                                                                                                              Nine
                                                                                    Year                 Year               Months
                                                                                   Ended                Ended                Ended
                                                                            December 31,         December 31,         December 31,
(In thousands, except per share data)                                               1998                 1997                 1996

Net sales                                                                $       309,946      $       130,175      $        95,822
Cost of sales                                                                    200,268               83,068               61,931
                                                                         -----------------------------------------------------------
Gross margin                                                                     109,678               47,107               33,891

Expenses
      Operating                                                                   46,746               20,568               15,313
      Selling, general and administrative                                         36,895               17,982               13,192
      Depreciation                                                                 3,666                1,435                  755
      Amortization of intangible assets                                            6,476                3,290                2,065
                                                                         -----------------------------------------------------------
                                                                                  93,783               43,275               31,325
                                                                         -----------------------------------------------------------
Income from operations                                                            15,895                3,832                2,566

Other income (expense)
      Investment income                                                               56                  128                   77
      Interest expense                                                           (11,531)              (2,789)              (1,373)
                                                                         -----------------------------------------------------------
                                                                                 (11,475)              (2,661)              (1,296)
                                                                         -----------------------------------------------------------

Income before income taxes                                                         4,420                1,171                1,270
Income tax expense                                                                 2,432                  515                  610
                                                                         -----------------------------------------------------------
Net income                                                               $         1,988      $           656      $           660
                                                                         ===========================================================

Net income per share (Note 10):
      Basic                                                              $          0.29      $          0.11      $          0.11
                                                                         ===========================================================
      Diluted                                                            $          0.29      $          0.11      $          0.11
                                                                         ===========================================================

Weighted average shares outstanding                                                6,780                5,994                6,000
                                                                         ===========================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF CASH FLOWS
FinishMaster, Inc.

                                                                                                    Nine
                                                              Year               Year             Months
                                                             Ended              Ended              Ended
                                                      December 31,       December 31,       December 31,
(In thousands)                                                1998               1997               1996

Operating activities
      Net income                                          $  1,988           $    656           $    660
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                     10,142              4,725              2,820
          Amortization of financing costs                      322                 --                 --
          Deferred income taxes                              2,249               (681)              (400)
      Changes in operating assets and liabilities:
          Accounts receivable, net                             758              4,247              3,122
          Inventories                                          (15)            (1,456)              (815)
          Prepaids and other assets                           (707)               177               (270)
          Accounts payable and other liabilities             2,862             (6,411)            (2,775)
                                                           ----------------------------------------------
Net cash provided by operating activities                   17,599              1,257              2,342

Investing activities
      Business acquisitions and payments under
          earn-out provisions for prior acquisitions          (191)           (74,149)            (3,083)
      Purchases of property and equipment                   (3,349)              (697)              (620)
      Proceeds from disposal of property and equipment          58                 --                 --
      Cash acquired through merger with LDI
          AutoPaints, Inc.                                   1,786                 --                 --
      Other                                                   (472)                --                (11)
                                                           ----------------------------------------------
Net cash used in investing activities                       (2,168)           (74,846)            (3,714)

Financing activities
      Borrowings under note payable, bank                       --             20,603             21,255
      Repayments under note payable, bank                       --            (22,444)           (19,415)
      Purchase of common stock                                  --                (50)                --
      Acquisition financing                                     --             73,819              1,191
      Proceeds from the exercise of stock options                7                 --                  1
      Debt issuance costs                                     (168)            (1,689)                --
      Proceeds from long-term debt                          43,300             41,951                 --
      Repayment of long-term debt                          (57,925)           (38,537)            (2,469)
                                                           ----------------------------------------------
Net cash (used in) provided by financing activities        (14,786)            73,653                563
                                                           ----------------------------------------------

Increase (decrease) in cash                                    645                 64               (809)
Cash at beginning of period                                    364                300              1,109
                                                           ----------------------------------------------
Cash at end of period                                     $  1,009           $    364           $    300
                                                           ==============================================
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
          Interest                                        $ 10,360           $  2,192           $  1,313
                                                           ==============================================

          Taxes                                           $   (291)          $  1,520           $    687
                                                           ==============================================
Non-cash activities
      Acquisition of LDI AutoPaints, Inc.:
          Assets acquired                                 $ 17,667
          Less liabilities assumed                           3,246
                                                           ---------
          Equity purchased                                  14,421
          Less cash acquired in transaction                  1,786
                                                           ---------
          Net assets acquired, excluding cash             $ 12,635
                                                           =========

      Earn-out adjustments for prior acquisitions         $    810           $     --           $     --
                                                           ==============================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF SHAREHOLDERS' EQUITY
FinishMaster, Inc.

                                                                                  Additional
                                                                  Common             Paid-in           Retained
(In thousands)                                                     Stock             Capital           Earnings              Totals

Balances at
March 31, 1996                                           $         6,000     $         14,508   $        11,157     $        31,665
Options exercised                                                      -                    1                 -                   1
Net income for the nine month period                                   -                    -               660                 660
                                                         ---------------------------------------------------------------------------

Balances at
December 31, 1996                                                  6,000               14,509            11,817              32,326
Purchase of common stock                                              (7)                 (43)                -                 (50)
Net income for the year                                                -                    -               656                 656
                                                         ---------------------------------------------------------------------------

Balances at
December 31, 1997                                                  5,993               14,466            12,473              32,932
Options exercised                                                      1                    6                 -                   7
Issuance of stock related to merger of
      LDI AutoPaints, Inc.                                         1,542               12,879                 -              14,421
Net income for the year                                                -                    -             1,988               1,988
                                                         ---------------------------------------------------------------------------

Balances at
December 31, 1998                                        $         7,536    $          27,351   $        14,461     $        49,348
                                                         ===========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
FinishMaster, Inc.


1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of December 31, 1998, the Company operated 151 sales outlets and seven distribution centers in 22 states and is organized into three major geographic regions - the Southeastern, Western, and Central/Northeastern Divisions. The Company has approximately 27,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is highly dependent on the key suppliers outlined above, which account for 60% of the Company's purchases.

Principles of Consolidation: The Company's consolidated financial statements include the accounts of FinishMaster and Refinishers Warehouse, Inc., as well as Thompson PBE, Inc., ("Thompson") and LDI AutoPaints, Inc., from the dates of their respective acquisitions. All significant intercompany accounts and transactions are eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: At December 31, 1997, LDI AutoPaints, Inc., ("AutoPaints") owned 4,045,100 shares of FinishMaster common stock, representing a 67.5% ownership interest in the Company. AutoPaints was a wholly-owned subsidiary of Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is an indirect wholly-owned subsidiary of LDI, Ltd., ("LDI"), an Indiana limited partnership. Effective June 30, 1998, AutoPaints was merged into the Company (see Note 2, Acquisitions) in exchange for the issuance of an additional 1,542,416 shares of FinishMaster common stock. Upon completion of this transaction, Distribution became the majority shareholder of the Company with 5,587,516 shares of common stock, representing 74.1% of the outstanding shares at December 31, 1998. Throughout the remainder of these financial statements, LDI and Distribution are collectively known as "LDI."

Transactions with Majority Shareholder: The Company obtains certain managerial services from its majority shareholder, LDI. Expense related to such services amounted to $538,000, $291,000 and $262,000 for the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996, respectively. In addition, the Company leases its corporate office space, to which it moved in 1998, from LDI. Lease expense and payments for repairs and maintenance to LDI totaled $105,000 for the year ended December 31, 1998. The Company also has subordinated debt payable to LDI (see Note 4, Long-Term Debt).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, checks drawn on future deposits and borrowings of $15,000,000 and $3,781,000, respectively, were classified as accounts payable. These amounts represent outstanding checks in excess of funds on deposit.

Receivables: Trade accounts receivable represent amounts due primarily from automotive body repair shops and dealerships. Trade receivables are typically not collateralized. No single customer exceeds 10% of the Company's receivables at December 31, 1998.

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and consist primarily of purchased paint and refinishing supplies. Substantially, all inventories consist of finished goods.

Properties and Depreciation: Property and equipment are recorded at cost and include expenditures for new facilities and equipment and those which materially extend the useful lives of existing facilities and equipment.

Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation is computed by the straight-line method over the following range of estimated useful lives:

Buildings & improvements......................................   Up to 40 years
Vehicles......................................................          5 years
Leasehold improvements........................................    Life of Lease
Machinery, equipment & fixtures...............................    3 to 10 years

Revenue Recognition: Revenues from product sales are recognized at the time of shipment or delivery to the customer.

Income Taxes: Deferred income taxes are recognized for the temporary differences between the tax basis of assets and liabilities and their financial reporting amounts in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The income tax provision is the tax payable/recoverable for the period and the change during the period in deferred tax assets and liabilities.

Intangibles: Intangibles consist primarily of the excess of cost over the fair market value of net assets of acquired businesses ("goodwill"). Intangible assets, including goodwill and non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 30 years. The majority of the Company's goodwill relates to its November 1997 acquisition of Thompson and is being amortized over 30 years. The carrying value of goodwill is periodically reviewed to determine if an impairment has occurred. The Company measures for potential impairment of recorded goodwill based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period. If the estimated future undiscounted cash flows are less than the carrying amount of such goodwill, an impairment would be deemed to have occurred and a loss would be recognized. Such loss would be determined based upon expected discounted cash flows or market prices. Debt issuance costs are amortized over the term of debt agreements.

Advertising: Advertising costs are expensed as incurred. The amounts were immaterial for all periods presented.

Recent Accounting Pronouncements: Over the past two years, the Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of adoption for SFAS No.'s 130 and 131 is as of January 1, 1998, while SFAS No. 133 is not required to be adopted until the third quarter of 1999. As the Company currently has none of the components of other comprehensive income and aggregates its three operating segments into a single reportable segment, there is no current disclosure effect with regard to SFAS No.'s 130 and 131. With regard to SFAS No. 133, as the Company is not routinely involved in derivative and hedging activities, adoption of this Statement is not expected to have a material impact on financial condition or results of operations.

Reclassification: Certain reclassifications have been reflected in prior year amounts to conform with the presentation of corresponding amounts in the current period.

2.   ACQUISITIONS

The following table summarizes the assets acquired and liabilities assumed in acquisitions made by FinishMaster in each of the periods presented. All acquisitions, except for the merger with AutoPaints discussed below, have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Intangible assets related to goodwill and covenants not to compete were recorded with each acquisition. Operating results of acquired entities have been included in FinishMaster's consolidated financial statements from the respective date of purchase.

                                                                                                                 Nine
                                                                          Year               Year              Months
                                                                         Ended              Ended               Ended
                                                                  December 31,       December 31,        December 31,
(In thousands)                                                            1998               1997                1996


Accounts receivable                                            $         2,225     $       20,239      $          755
Inventory                                                                4,389             27,158                 511
Deferred taxes                                                             535              6,082                   -
Equipment and other                                                      3,128              8,029                 456
Intangible assets                                                        7,390             91,629               2,617
                                                               ----------------------------------------------------------

                                                                        17,667            153,137               4,339
Less liabilities assumed                                                 3,246             78,988               1,256
                                                               ----------------------------------------------------------

Acquisition price                                                       14,421             74,149               3,083
Acquisition debt                                                             -             73,819               1,191
                                                               ----------------------------------------------------------

Net assets of businesses acquired, net of acquisition debt     $        14,421     $          330      $        1,892
                                                               ==========================================================

Number of acquisitions                                                       1                  3                   1
                                                               ----------------------------------------------------------

On June 30, 1998, the Company completed the acquisition by merger of AutoPaints pursuant to which the Company merged with AutoPaints and issued to LDI an additional 1,542,416 shares of common stock. Since this was a transaction within a controlled group, the acquisition of AutoPaints was accounted for using its historical cost basis. Equity securities issued to LDI in exchange for the net assets of AutoPaints were recorded at the historical cost basis of the net assets acquired as of the effective date of the transaction.

On November 21, 1997, the Company acquired substantially all of the outstanding common stock of Thompson for $8.00 per share. Thompson, like FinishMaster, was an aftermarket distributor of automotive paints, coatings, and related supplies. The total purchase price, including related acquisition costs, was $73,471,000. The Company also refinanced $34,474,000 of Thompson indebtedness in conjunction with the transaction. The Company funded the acquisition with a combination of bank financing and subordinated borrowings from LDI. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Goodwill resulting from the acquisition of Thompson is being amortized over 30 years. Goodwill associated with the acquisition of Thompson increased $2,152,000 during the current year resulting from the recognition of obligations associated with pre-acquisition contingencies for which estimates were not available at the time of acquisition.

The following table sets forth the unaudited pro forma results of operations for the current period in which acquisitions occurred and for the immediately preceding period as if the acquisitions were consummated at the beginning of the immediately preceding period. The unaudited pro forma results of operations consist of the historical results of the Company and the acquired entities, as adjusted to give effect to additional interest, depreciation and amortization expense arising from the acquisitions. This pro forma information does not include reductions to operating expenses resulting from the elimination of duplicate functions and facilities directly attributable to the acquisitions. This pro forma information does not purport to be indicative of the combined results of operations which would have actually been obtained had the acquisitions been made as of those dates, or which may be obtained in the future.

                                                                                                         Nine
                                                                  Year               Year              Months
                                                                 Ended              Ended               Ended
                                                          December 31,       December 31,        December 31,
(In thousands)                                                    1998               1997                1996


Pro forma net sales                                    $       321,710     $      337,818      $      245,112
Pro forma net income (loss)                            $         2,459     $       (7,585)     $       (3,321)
Pro forma net income (loss) per common share:
      Basic                                            $          0.33     $        (1.01)     $        (0.55)
      Diluted                                          $          0.33     $        (1.01)     $        (0.55)
Weighted average number of common shares                         7,536              7,536               6,000


3.    INTANGIBLE ASSETS

Intangible assets consisted of the following:


                                                                             December  31,        December 31,
(In thousands)                                                                       1998                1997


Goodwill                                                                   $      117,147      $      107,923
Non-compete agreements                                                             14,181              11,080
Debt issuance costs                                                                 1,857               1,689
                                                                           --------------------------------------
                                                                                  133,185             120,692
Less accumulated amortization                                                      18,659               9,822
                                                                           --------------------------------------

Intangible assets, net                                                     $      114,526      $      110,870
                                                                           ======================================


Increases in intangible assets during the current year relate primarily to the merger of AutoPaints, which resulted in the carryover of goodwill and other intangible amounts previously existing at AutoPaints. Other increases occurred as a result of contingent earn-out provisions associated with other acquisitions and the recognition of obligations associated with pre-acquisition contingencies related to Thompson.

4.    LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                December 31,        December 31,
(In thousands)                                                                          1998                1997


Revolving Credit Facility                                                   $       44,900      $       51,479
Term Credit Facility                                                                40,000              40,000
Senior Subordinated Debt                                                            30,000              30,000
Notes payable to former owners of acquired businesses
      with interest at various rates up to 12%, due at
      various dates through 2007                                                    12,418              18,353
Other long-term financing at various rates                                           1,787               2,308
                                                                            --------------------------------------
                                                                                   129,105             142,140
Less current maturities                                                              9,985               8,005
                                                                            --------------------------------------

                                                                            $      119,120      $      134,135
                                                                            ======================================


Revolving Credit Facility: The Company has a revolving credit facility with a syndicate of banks, limited to the lesser of $60 million less letter of credit obligations, or 80 percent of eligible accounts receivable plus 65 percent of eligible inventory, less letter of credit obligations and a reserve for three months facility rent. Principal is due on November 19, 2003. Interest rates and payment dates are variable based upon interest rate and term options selected by management. Interest rates at December 31, 1998 on outstanding revolving credit borrowings varied from 7.4% to 7.7%. Revolving credit borrowings are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, of 2.25% over LIBOR or 1.0% over prime in the case of Floating Rate Advances. The Company is charged an annual administrative fee of $50,000, and an annual commitment fee, payable monthly, of 0.5% on the unused portion of the revolving line of credit. At December 31, 1998, the Company had $1,933,000 of available borrowings under its revolving credit facility.

Term Credit Facility: The term loan requires quarterly principal payments beginning March 31, 1999. These quarterly principal payments begin at $1 million and increase in amount each year over the term of the loan, which expires November 19, 2003. Interest rates and payment dates are variable based upon interest rate and term options selected by management. Interest rates at December 31, 1998 varied from 7.3% to 7.8% on outstanding term borrowings. Term borrowings are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, of 2.25% over LIBOR.

Combined Facilities: Substantially, all of the Company's assets serve as collateral for the revolving credit facility and term credit facility. These credit agreements contain various covenants pertaining to, among other things, achieving a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum interest expense coverage ratio and a minimum consolidated net worth level. The covenants also limit purchases and sales of assets, restrict payment of dividends and direct the use of excess cash flow. These quarterly covenants are effective over the entire term of the facilities, with the various coverage ratios and net worth levels becoming more stringent during the life of the credit facilities. As of December 31, 1998, the Company was in compliance with its covenants.

Senior Subordinated Debt: The senior subordinated debt owed to LDI matures May 19, 2004. Interest accrues at 9.0% annually and is payable quarterly. The subordinated debt is expressly subordinate in right of payment to all senior indebtedness.

Senior Subordinated Revolving Credit Facility: The Company has a senior subordinated revolving credit facility with LDI for $10 million which is available to fund working capital and acquisition needs. The facility expires on March 27, 1999. Interest rates and payment dates are variable based upon interest and term options selected by management. The interest rates fluctuate consistent with those under the Revolving Credit Facility. Any borrowings under the senior subordinated revolving credit facility are expressly subordinate in right of payment to all senior indebtedness. There were no borrowings under this facility during 1998.

The aggregate principal payments for the next five years subsequent to December 31, 1998 are as follows:

(In thousands)

1999                                          $          9,985
2000                                                    11,290
2001                                                    10,410
2002                                                    10,483
2003                                                    56,291
Thereafter                                              30,646
                                              -----------------

                                              $        129,105
                                              =================

The Company is currently pursuing other financing arrangements. Should the Company be successful in obtaining acceptable financing terms, proceeds will be used to retire certain bank term loans, a portion of amounts outstanding under the revolving credit facility and the subordinated debt payable to LDI. Early retirement of indebtedness will result in an extraordinary loss in the amount of the net book value of capitalized debt issuance costs. At December 31, 1998, unamortized debt issuance costs were approximately $1,483,000.

The carrying amounts of certain financial instruments such as cash, accounts receivable, accounts payable, and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flows and the Company's current incremental borrowing rates for similar types of arrangements.

5.    EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan ("Plan") which covers substantially all employees who have met certain requirements as to date of service. The Company currently contributes $0.25 for each $1.00 contributed by employees up to 6% of their annual compensation. In addition, the Company may contribute, at the discretion of the Board of Directors, an additional amount equal to 1% of the employees' annual compensation. Company contributions charged to operations under the Plan were approximately $191,000 for year ended December 31, 1998, $182,000 for the year ended December 31, 1997, and $189,000 for the nine months ended December 31, 1996. Employees of AutoPaints were merged into the Plan during 1998 and employees of Thompson will begin to participate in the Plan effective January 1, 1999.


6.    STOCK OPTIONS

On November 30, 1993, an Employee Stock Option Plan was ratified to grant options on up to 600,000 shares of the Company's common stock to officers, key employees, and non-employee directors of the Company. All options granted under this plan have been granted at a price not less than the market price at the date of grant. All options granted have a maximum life of ten years from the date of the grant. All grants prior to 1998 were fully vested at the date of issue. Certain stock options granted in 1998 were also fully vested at the date of issue, while others vest over periods ranging from two to four years.

The Company recognizes compensation expense related to its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Options are granted at a price not less than the market price of the Company's common stock on the date of grant, therefore, no compensation expense is recognized. Had compensation expense been determined at the date of grant based on the fair value of the awards consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:


                                                                                              Nine
                                                       Year               Year              Months
                                                      Ended              Ended               Ended
                                               December 31,       December 31,        December 31,
(In thousands, except per share data)                  1998               1997                1996

Net income:
      As reported                         $           1,988   $            656    $            660
      Pro forma                           $           1,299   $            523    $            660

Net income per share:
      As reported, Basic                  $            0.29   $           0.11    $           0.11
      As reported, Diluted                $            0.29   $           0.11    $           0.11

      Pro forma, Basic                    $            0.19   $           0.09    $           0.11
      Pro forma, Diluted                  $            0.19   $           0.09    $           0.11

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996, respectively: risk free interest rate of 5.0%, 5.5%, and 5.7%; no dividend yield for all periods; expected option lives of nine, nine, and eight years; and stock price volatility of 49.6% for the year ended December 31, 1998, and 46.8% for the year ended December 31, 1997 and the nine months ended December 31, 1996.



                                           December 31,                 December 31,                 December 31,
                                               1998                         1997                         1996

                                                      Weighted                     Weighted                     Weighted
                                                      -Average                     -Average                     -Average
                                                      Exercise                     Exercise                     Exercise
                                     Options             Price    Options             Price    Options             Price

Outstanding-beginning of year          210,000   $        9.92      169,310   $       10.71      222,085   $       10.72
Granted                                263,800   $        8.38       45,000   $        7.00            -   $           -
Exercised                                  800   $        8.25            -   $           -          140   $       10.50
Forfeited                               46,510   $       10.65        4,310   $       10.50       52,635   $       10.76

                                     -------------------------------------------------------------------------------------
Outstanding-end of year                426,490   $        8.89      210,000   $        9.92      169,310   $       10.71
                                     =====================================================================================

Exercisable-end of year                260,890   $        9.09      210,000   $        9.92      169,310   $       10.71
                                     =====================================================================================


                                                              Exercise Price Range
                                          -------------------------------------------------------------

                                             $5.63-$8.25         $10.25-$11.55            Total
                                          ------------------   ------------------   -------------------

Options outstanding                                 228,600              197,890               426,490
Weighted average exercise price           $            7.07    $           11.00    $             8.89
Average remaining contractual life                9.2 years            7.2 years             8.3 years
Options exercisable                                 120,600              140,290               260,890
Weighted average exercise price           $            7.13    $           10.77    $             9.09

The weighted-average fair value of options granted during the years ended December 31, 1998 and 1997 were $4.62 and $4.85 per option, respectively, where the exercise price of the options equalled the market price on the date of grant. Certain options were granted during 1998 where the exercise price of the options exceeded the market value on the date of grant. The weighted average fair value of these options was $6.51 per option. The remaining contractual life of options outstanding at December 31, 1998 is 8.3 years.


7.    INCOME TAXES

The provision for federal and state income taxes consisted of the following:

                                                                                       Nine
                                             Year                 Year               Months
                                            Ended                Ended                Ended
                                     December 31,         December 31,         December 31,
(In thousands)                               1998                 1997                 1996

Current:
      Federal                     $            96      $         1,010      $           778
      State                                    87                  186                  232
                                  -------------------------------------------------------------
                                              183                1,196                1,010
                                  -------------------------------------------------------------
Deferred:
      Federal                               2,082                 (616)                (327)
      State                                   167                  (65)                 (73)
                                  -------------------------------------------------------------
                                            2,249                 (681)                (400)
                                  -------------------------------------------------------------

                                  $         2,432      $           515      $           610
                                  =============================================================

The reconciliation of income taxes computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                                      Nine
                                                          Year                 Year                 Months
                                                         Ended                Ended                  Ended
                                                  December 31,         December 31,           December 31,
                                                          1998                 1997                   1996

      Federal statutory tax rate                         34.0%                34.0%                  34.0%
      State tax provision                                 3.8%                 6.8%                   8.3%
      Nondeductible intangible amortization              14.7%                 3.9%                   0.8%
      Other                                               2.5%                (0.7%)                  4.9%
                                                ------------------------------------------------------------

Effective tax rate                                       55.0%                44.0%                  48.0%
                                                ============================================================

Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                          December 31,         December 31,
(In thousands)                                    1998                 1997

Deferred tax assets:
      Depreciation                    $            915     $            712
      Amortization of intangibles                1,319                1,023
      Allowances                                 1,435                1,106
      Inventory                                    967                1,770
      Accrued expenses                           1,991                2,555
      Other, net                                    49                   52
                                      ----------------------------------------

                                      $          6,676     $          7,218
                                      ========================================

8.    COMMITMENTS AND CONTINGENCIES


FinishMaster occupies facilities and uses equipment under operating lease agreements requiring annual rental payments approximating the following amounts for the five years subsequent to December 31, 1998:

(In thousands)

1999                                          $          5,639
2000                                                     3,114
2001                                                     1,268
2002                                                       889
2003                                                       542
Thereafter                                                 755
                                              ----------------

                                              $         12,207
                                              ================

Rent expense charged to operations, including short-term leases, aggregated $6,306,000, $3,832,000, and $2,725,000 for the years ended December 31, 1998 and
1997, and the nine months ended December 31, 1996, respectively.

The Company is dependent on four main suppliers for the purchases of the paint and related supplies that it distributes. A loss of one of the suppliers or a disruption in the supply of the products provided could have a material adverse effect on the Company's operating results. The suppliers also provide purchase discounts, prompt payment discounts, extended terms, and other incentive programs. To the extent these programs are changed or terminated, there could be a material adverse impact to the Company.

The Company has three agreements with warehouse suppliers for the purchase of certain paint and non-paint supplies in specified geographic locations. The agreements provide for aggregate specified minimum purchases of $7.9 million for 1999 and 2000, and $1.5 million for 2001, 2002, and 2003. The agreements expire in 1999, 2000, and 2003.

In January 1999, the Company was named in an unfair business practices lawsuit by an automotive paint distributor located in the State of California. The plaintiff in such suit alleges that the Company offered, in a manner which injured the plaintiff, rebates and cash bonuses to businesses in the Southern California area if those businesses would buy exclusively from the Company and use its products. The plaintiff claims damages in the amount of $3.8 million, trebled to $11.4 million. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiff in this lawsuit.

The Company is subject to various claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, automobile, taxes, discrimination, employment and other matters. Management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

9.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the quarterly results of operations for each period presented.


                                                                              Three Months ended
                                                  ----------------------------------------------------------------------------
                                                        March 31,           June 30,     September 30,         December 31,
(In thousands,  except per share data)                       1998               1998              1998                 1998
                                                  -----------------  ----------------  ------------------   ------------------

Net sales                                         $       76,024     $      76,758     $       80,338       $        76,826
Gross margin                                      $       26,945     $      27,027     $       28,306       $        27,400
Income from operations                            $        3,881     $       4,156     $        3,884       $         3,974
Income before income taxes                        $        1,007     $       1,329     $          951       $         1,133
Net income                                        $          528     $         699     $           79       $           682
Net income per share - Diluted                    $         0.09     $        0.12     $         0.01       $          0.09

                                                                              Three Months ended
                                                  ----------------------------------------------------------------------------
                                                       March 31,          June 30,       September 30,         December 31,
(In thousands,  except per share data)                      1997              1997                1997                 1997
                                                  -----------------  ----------------  ------------------   ------------------

Net sales                                         $       29,239     $      31,034     $       30,696       $        39,206
Gross margin                                      $       10,629     $      11,572     $       11,157       $        13,749
Income (loss) from operations                     $        1,144     $       2,011     $        1,458       $          (781)
Income (loss) before income taxes                 $          656     $       1,600     $        1,148       $        (2,233)
Net income (loss)                                 $          406     $       1,005     $          712       $        (1,467)
Net income (loss) per share - Diluted             $         0.07     $        0.17     $         0.12       $         (0.24)


10.    NET INCOME PER SHARE

In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires disclosure of basic and diluted earnings per share in place of primary and fully diluted earnings per share, which were previously required. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighed average number of common shares outstanding, adjusted for the effect of dilutive stock options. All net income per share amounts reported herein are in accordance with the provisions of this Statement.

The following table sets forth the computation of basic and diluted net income per share:

                                                                                                           Nine
                                                                    Year               Year              Months
                                                                   Ended              Ended               Ended
                                                             December 31,       December 31,        December 31,
(In thousands, except per share data)                               1998               1997                1996

Numerator:
      Net income                                         $         1,988     $          656      $          660
                                                         ----------------------------------------------------------
Denominator:
      Basic-weighted average shares                                6,775              5,994               6,000

      Effect of dilutive stock options                                 5                  -                   -
                                                         ----------------------------------------------------------
      Diluted-weighted average shares                              6,780              5,994               6,000
                                                         ----------------------------------------------------------

Basic net income per share                               $          0.29     $         0.11      $         0.11
                                                         ==========================================================

Diluted net income per share                             $          0.29     $         0.11      $         0.11
                                                         ==========================================================


The effect of employee stock options on the calculation of weighted average shares outstanding for purposes of determining diluted earnings per share was antidilutive for the year ended December 31, 1997 and the nine months ended December 31, 1996.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1998.


ITEM 11 - EXECUTIVE COMPENSATION

Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1998.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1998.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1998.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents have been filed as a part of this report, or where noted, incorporated by reference:

     (1) Financial Statements: The Consolidated Financial Statements of the Company are included in Item 8 of this report.

     (2) Financial Statement Schedule: The financial statement schedule filed in response to Item 8 and Item 14(d) of Form 10-K is listed in the Index to Consolidated Financial Statements included in Item 8 of this report.

     (3) The Exhibits filed herewith or incorporated herein by reference are set forth in the Exhibit Index on page E-1.

(b)    Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    March 26, 1999                   FINISHMASTER, INC.

                                     By: /s/ Thomas U. Young
                                     -------------------------------------
                                         Thomas U.  Young,
                                         President, Vice Chairman of the
                                         Board and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Date            Title
--------------------------------------------------------------------------------
(1) Principal Executive Officer:

/s/ Andre B.  Lacy
-------------------------------
Andre B.  Lacy                    March 26, 1999    Chairman of the Board

(2)     Principal Financial
       and Accounting Officer:

/s/ Robert R. Millard
-------------------------------
Robert R. Millard                 March 26, 1999    Vice President, Finance
                                                    and Chief Financial Officer
(3)    A Majority of the
       Board of Directors:

/s/ Andre B.  Lacy
-------------------------------
Andre B.  Lacy                    March 26, 1999    Director

/s/ Thomas U.  Young
-------------------------------
Thomas U.  Young                  March 26, 1999    Director

/s/ Margot L.  Eccles
-------------------------------
Margot L.  Eccles                 March 26, 1999    Director

/s/ William J.  Fennessy
-------------------------------
William J.  Fennessy              March 26, 1999    Director

/s/  Peter L.  Frechette
-------------------------------
Peter L.  Frechette               March 26, 1999    Director

/s/ David W. Knall
-------------------------------
David W. Knall                    March 26, 1999    Director

/s/ Michael L.  Smith
-------------------------------
Michael L.  Smith                 March 26, 1999    Director

/s/ Walter S.  Wiseman
-------------------------------
Walter S.  Wiseman                March 26, 1999    Director

                        FINISHMASTER, INC. AND SUBSIDIARY
                           ANNUAL REPORT ON FORM 10-K

EXHIBITS

                                  EXHIBIT LIST

Exhibit No.           Description of Document

       2.1* Agreement and Plan of Merger, dated as of October 14, 1997, by and among FinishMaster, Inc., FMST Acquisition Corporation and ThompsonPBE, Inc. (incorporated by reference to Exhibit (c)(2) of Schedule 14D-1 previously filed by FMST Acquisition Corporation on October 21, 1997).

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

       3.2*    Bylaws  of  FinishMaster,   Inc.,  an  Indiana   corporation
               (previously filed with Form 10-K dated March 31, 1997)

       10.1 FinishMaster, Inc. Stock Option Plan (Amended and Restated as of June 30, 1998)

       21      Subsidiaries of the Registrant

       23      Consent of Independent Accountants

       27      Financial Data Schedule

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

       99(d)* Second Amendment to Credit Agreement dated March 27, 1998 (previously filed with Form 10-K dated March 31, 1998)

       99(e)* Credit Agreement dated March 27, 1998 between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 10-K dated March 31, 1998)

       99(f)   Third Amendment to the Credit  Agreement dated as of October
               30, 1998.

*  Previously filed

         Schedule II - Valuation and Qualifying Accounts (In thousands)


                                                                        Additions
                                                              -------------------------------
                                                                                                                       Balance
                                               Balance at       Charged to     Charged to                              at End
                                               Beginning        Costs and      Other                                   of
Description                                    of Period        Expenses       Accounts            Deductions          Period
---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
     Allowance for doubtful accounts          $    2,247       $      464   $        147  (A)     $    1,178  (B)   $     1,680

Year ended December 31, 1997:
     Allowance for doubtful accounts          $      700       $      859   $      1,758  (A)     $    1,070  (B)   $     2,247

Nine months ended December 31, 1996:
     Allowance for doubtful accounts          $      350       $      798   $          -          $      448  (B)   $       700

(A) Represents allowance for doubtful accounts of acquired entities.

(B) Represents uncollectible accounts written off, less recoveries.