Form 10-Q
period 1999-03-31
FINISHMASTER INC
filed 1999-05-17
CIK 917321

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

On May 17, 1999, there were 7,535,856 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999


                                TABLE OF CONTENTS

                                                                           PAGE

Part 1. Financial Information                                                 3

         Item     1. Financial Statements

                     Condensed Consolidated Balance Sheets (unaudited)        3

                     Condensed Consolidated Statements of Operations
                         (unaudited)                                          4

                     Condensed Consolidated Statements of Cash Flows
                         (unaudited)                                          5

                     Notes to Condensed Consolidated Financial Statements
                         (unaudited)                                          6

         Item  2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   7

Part 2. Other Information                                                    13

         Item  4. Submission of Matters to a Vote of Security Holders        14

         Item  6. Exhibits and Reports on Form 8-K                           14

Signatures                                                                   15

                          PART I. FINANCIAL STATEMENTS

                               FINISHMASTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                        March 31,   December 31,
                                                           1999        1998 (1)
                                                        ----------  ------------
ASSET                                                  (unaudited)

CURRENT ASSETS
     Cash                                                 $  1,197   $  1,009
     Accounts receivable, net of allowance for doubtful
          accounts of $ 1,650 and 1,680, respectively      $31,795     30,212
     Inventory                                              51,306     57,744
     Prepaid expenses and other current assets               7,779      8,922
                                                          --------   --------

TOTAL CURRENT ASSETS                                        92,077     97,887

PROPERTY AND EQUIPMENT, NET                                 10,773     11,259

OTHER ASSETS
     Intangible assets, net                                112,972    114,526
     Other                                                   3,279      3,275
                                                          --------   --------
                                                           116,251    117,801
                                                          --------   --------

                                                          $219,101   $226,947
                                                          ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $ 29,319   $ 36,785
     Accrued expenses and other current liabilities         11,391      8,821
     Current maturities of long-term debt                   10,803      9,985
                                                          --------   --------

          TOTAL CURRENT LIABILITIES                         51,513     55,591

LONG-TERM OBLIGATIONS                                      117,064    122,008

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
          authorized; no shares issued or outstanding
     Common stock, $ 1 stated value, 25,000,000
          shares authorized; 7,535,856
          shares issued and outstanding                      7,536      7,536
     Additional paid-in capital                             27,351     27,351
     Retained earnings                                      15,637     14,461
                                                          --------   --------

                                                            50,524     49,348
                                                          --------   --------

                                                          $219,101   $226,947
                                                          ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                             Three Months Ended
                                                  March 31,
                                             -------------------
                                              1999        1998
                                             -------     -------
N$T SALES                                    $80,106     $76,024

COST OF SALES                                 51,486      49,079
                                             -------     -------

     GROSS PROFIT                             28,620      26,945
                                             -------     -------

EXPENSES
     Operating                                11,451      11,714
     Selling, general and administrative       9,467       8,938
     Depreciation                                891         920
     Amortization of intangible assets         1,738       1,493
                                             -------     -------

     TOTAL                                    23,547      23,065
                                             -------     -------

INCOME FROM OPERATIONS                         5,073       3,880

     Interest expense, net                     2,747       2,873
                                             -------     -------

INCOME BEFORE INCOME TAXES                     2,326       1,007
     Income tax expense                        1,150         479
                                             -------     -------

          NET INCOME                         $ 1,176     $   528
                                             =======     =======

NET INCOME PER SHARES-BASIC                  $  0.16     $  0.09
                                             =======     =======

NET INCOME PER SHARES DILUTED                $  0.16     $  0.09
                                             =======     =======

WEIGHTED AVERAGE SHARES OF
COMMON STOCK OUTSTANDING--BASIC                7,536       5,993
                                             =======     =======

WEIGHTED AVERAGE SHARES OF
COMMON STOCK OUTSTANDING--DILUTED              7,543       5,995
                                             =======     =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
OPERATING ACTIVITIES                                  1999          1998
                                                    --------      --------
Net income                                          $  1,176      $    528
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                          2,629         2,413
Amortization of financing costs                           80            81
Changes in operating assets and liabilities:
Accounts receivable                                   (1,583)         (423)
Inventories                                            6,341         1,725
Prepaid expenses and other current assets              1,139         1,720
Accounts payable and accrued expenses                 (4,896)        4,304
                                                    --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES              4,886        10,348

INVESTING ACTIVITIES
Business acquisitions and payments under
earn-out provisions of prior acquisition
agreements                                              (264)         (297)
Purchases of property and equipment                     (308)         (231)
                                                    --------      --------

NET CASH USED IN INVESTING ACTIVITIES                   (572)         (528)

FINANCING ACTIVITIES
Borrowings from long-term debt                        32,300        33,300
Repayments of long-term debt                         (36,426)      (42,840)
Debt issuance costs                                       --           (69)
                                                    --------      --------

NET CASH USED IN FINANCING ACTIVITIES                 (4,126)       (9,609)
                                                    --------      --------

INCREASE IN CASH                                         188           211

CASH AT THE BEGINNING OF PERIOD                        1,009           364
                                                    --------      --------

CASH AT THE END OF PERIOD                              1,197           575
                                                    ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

FINISHMASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

Basis of Presentation: The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1998 Annual Report on Form 10-K.

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of March 31, 1999, the Company operated 152 sales outlets and three major distribution centers in 22 states and is organized into three major geographic regions - the Southeastern, Western, and Central/Northeastern Divisions. The Company provides a comprehensive selection of brand name products to its customers. The Company is highly dependent on four key suppliers, BASF, DuPont, 3M and PPG, which account for approximately 60% of the Company's purchases.

Principles of Consolidation: The Company's condensed consolidated financial statements include the accounts of FinishMaster and Refinishers Warehouse, Inc., as well as Thompson PBE, Inc. ("Thompson") and LDI AutoPaints, Inc. ("AutoPaints"), from the dates of their respective acquisitions. All significant intercompany accounts and transactions are eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is an indirect wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 74.1% of the outstanding shares at March 31, 1999. Throughout the remainder of this report, LDI and Distribution are collectively referred to as "LDI."

Recent Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133). The Company is not routinely involved in derivative and hedging activities and adoption of this Statement is not expected to have a material impact on financial condition or results of operations.

2.   ACQUISITIONS

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

On November 21, 1997, the Company acquired substantially all of the outstanding common stock of Thompson. The total purchase price, including related acquisition costs, was $73,471,000. The Company also refinanced $34,474,000 of Thompson indebtedness in conjunction with the transaction.

During  the  first  quarter  of  1999  the  Company   completed  two  additional
acquisitions that are not material to its historical or pro forma results of operations.


3.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                Three Months Ended March 31,
(in thousands, except per share data)                 1999        1998
                                                     ------      ------
Numerator:
   Net Income                                        $1,176      $  528
                                                     ------      ------
Denominator:
   Basic-weighted average shares                      7,536       5,993
   Effect of dilutive stock options                       7           2
                                                     ------      ------
   Diluted-weighted average shares                    7,543       5,995
                                                     ======      ======

Basic net income per share                           $ 0.16      $ 0.09
                                                     ======      ======

Diluted net income per share                         $ 0.16      $ 0.09
                                                     ======      ======

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The historical financial statements of the Company include the results of operations of AutoPaints since its acquisition date of June 30, 1998. The Company believes that the presentation of Management's Discussion and Analysis on a pro forma basis provides a more meaningful understanding of the Company's performance by better reflecting the effect of the AutoPaints acquisition. The following tables include unaudited pro forma consolidated results, as if the acquisition of AutoPaints had occurred on January 1, 1998. The unaudited pro forma amounts do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that may be obtained in the future.

Net Sales
                          Three Months Ended March 31,
-------------------------------------------------------
(In thousands)          1999        Change         1998
-------------------------------------------------------
Historical            $80,106          5.4%      $76,024
-------------------------------------------------------
Pro forma             $80,106          2.0%      $81,743
-------------------------------------------------------

Pro forma net sales for the first quarter decreased $1.6 million, or 2.0%. Following the acquisitions of Thompson and AutoPaints, certain unprofitable store locations were closed and store locations serving the same geographical area were consolidated. The closure and consolidation of these sales outlets during this time period decreased first quarter sales by approximately $2.5 million. Partially offsetting the effect on sales of store closures and consolidations was a $0.8 million or 1.1% increase in same store sales.

Gross Margin
                                      Three Months Ended March 31,
----------------------------------------------------------------------
(In thousands)                       1999           Change        1998
----------------------------------------------------------------------
Historical                       $  28,620            6.2%      $26,945
Percentage of net sales               35.7%                        35.4%
----------------------------------------------------------------------
Pro forma                        $  28,620            2.4%      $29,310
Percentage of net sales               35.7%                        35.9%
----------------------------------------------------------------------

Pro forma gross margin decreased $0.7 million, or 2.4%, primarily due to the decrease in pro forma net sales. Lower pro forma net sales volume impacted gross margin by approximately $0.6 million.

Operating Expenses
                                            Three Months Ended March 31,
---------------------------------------------------------------------------
(In thousands)                      1999            Change          1998
---------------------------------------------------------------------------

Historical                       $  11,451            2.2%         $11,714
Percentage of net sales               14.3%                           15.4%
---------------------------------------------------------------------------
Pro forma                        $  11,451            3.9%         $11,917
Percentage of net sales               14.3%                           14.6%
---------------------------------------------------------------------------

Operating expenses consist of wages, facility expenses, vehicle and related costs for the Company's store and distribution locations. Pro forma operating expenses decreased $0.5 million or 3.9%. This decrease was a direct result of the Company's profit improvement initiatives that included savings from the consolidation and closure of sales outlets following the acquisitions of Thompson and AutoPaints, and reduced spending programs at store and distribution locations.

Selling, General and
   Administrative Expenses
                                         Three Months Ended March 31,
-------------------------------------------------------------------------
(In thousands)                       1999           Change         1998

-------------------------------------------------------------------------
Historical                       $  9,467            5.9%         $ 8,938
Percentage of net sales              11.8%                           11.8%
-------------------------------------------------------------------------
Pro forma                        $  9,467            7.1%         $10,190
Percentage of net sales              11.8%                           12.5%
-------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") consist of costs associated with the Company's corporate support staff, and expenses for commissions, wages, and customer sales support activities. Pro forma SG&A expenses decreased $0.7 million, or 7.1% as a result of the consolidation of four corporate offices into one, the closure and consolidation of sales outlets, reduced spending initiatives and lower selling expenses related to reduced sales volume.

Depreciation
                                            Three Months Ended March 31,
-----------------------------------------------------------------------------
(In thousands)                         1999              Change       1998

-----------------------------------------------------------------------------
Historical                         $         891            3.2%      $  920
Percentage of net sales                      1.1%                        1.2%
-----------------------------------------------------------------------------
Pro forma                          $         891           13.9%      $1,035
Percentage of net sales                      1.1%                        1.3%
-----------------------------------------------------------------------------



Amortization of Intangible Assets
                                       Three Months Ended March 31,
-----------------------------------------------------------------------
(In thousands)                      1999           Change        1998

-----------------------------------------------------------------------
Historical                       $  1,738           16.4%        $1,493
Percentage of net sales               2.2%                          2.0%
-----------------------------------------------------------------------
Pro forma                        $  1,738            0.8%        $1,752
Percentage of net sales               2.2%                          2.1%
-----------------------------------------------------------------------


Interest Expense, net
                                          Three Months Ended March 31,
--------------------------------------------------------------------------
(In thousands)                        1999           Change         1998

--------------------------------------------------------------------------
Historical                          $  2,747           4.4%        $2,873
Percentage of net sales                  3.4%                         3.8%
--------------------------------------------------------------------------
Pro forma                           $  2,747           4.9%        $2,890
Percentage of net sales                  3.4%                         3.5%
--------------------------------------------------------------------------



Pro forma interest expense decreased $0.1 million, or 4.9%, due to lower average outstanding borrowings of approximately $10.3 million.

Income Tax Expense
                                        Three Months Ended March 31,
------------------------------------------------------------------------
(In thousands)                      1999           Change         1998

------------------------------------------------------------------------
Historical                       $  1,150           140.1%         $479
Percentage of net sales               1.4%                          0.6%
Effective tax rate                   49.4%                         47.6%
------------------------------------------------------------------------
Pro forma                        $  1,150            70.6%         $674
Percentage of net sales               1.4%                          0.8%
Effective tax rate                   49.4%                         44.2%
------------------------------------------------------------------------

Pro forma income tax expense rose $0.5 million, or 70.6%, due to higher pro forma income before income taxes. The pro forma effective tax rate varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. In 1998, the Company's pro forma effective tax rate for the year was 55.0%. The lower projected rate for 1999 is reflective of higher anticipated full year income before income taxes and consistent levels of nondeductible items.

Net Income and Income Per Share
                                            Three Months Ended March 31,
------------------------------------------------------------------------------
(In thousands, except per share    1999              Change            1998
data)

------------------------------------------------------------------------------
Historical                     $      1,176             122.7%    $        528
Percentage of net sales                 1.5%                               0.7%
Net income per share           $       0.16                       $       0.09
------------------------------------------------------------------------------
Pro forma                      $      1,176              38.0%    $        852
Percentage of net sales                 1.5%                               1.0%
Net income per share           $       0.16                       $       0.11
------------------------------------------------------------------------------

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

Financial Condition, Liquidity and Capital Resources


(In thousands)                            March 31,            December 31,
                                            1999                   1998
---------------------------------------------------------------------------
Working capital                        $       40,564        $        42,296
Long-term debt                         $      114,176        $       119,120
---------------------------------------------------------------------------

                                           Three Months Ended March 31,
---------------------------------------------------------------------------
(In thousands)                               1999                   1998
---------------------------------------------------------------------------
Cash provided by operating activities   $        4,886        $     10,348
Cash used in investing activities       $         (572)       $       (528)
Cash used in financing activities       $       (4,126)       $     (9,609)
---------------------------------------------------------------------------

Net cash generated from operating activities was $4.9 million in the first quarter of 1999 compared with $10.3 million in the comparable prior year period. This decrease was a result of a negative change in cash flows generated from operating assets and liabilities, partially offset by higher earnings and increased depreciation and amortization expense. The negative change in cash flows generated from operating assets and liabilities was attributable to a decrease in accounts payable and accrued expenses resulting from differences in payment terms between years on large inventory purchases, partially offset by more substantial decreases in seasonal inventory levels.

Net cash used in financing activities, primarily the repayment of debt, was $4.1 million for the quarter ended March 31, 1999, down from $9.6 million in 1998. This decrease in debt repayments was due to the decrease in cash generated by operating activities.

Total capitalization at March 31, 1999 was $176 million, comprised of $125 million of debt and $51 million of equity. Debt as a percentage of total capitalization was 71.2% at March 31, 1999 compared to 72.3% at December 31, 1998.

At March 31, 1999, the Company had term credit and revolving credit facilities totaling $100 million, and senior subordinated debt of $30 million. The Company also had a senior subordinated revolving credit facility in the amount of $10 million with its majority shareholder, which was available to fund working capital and acquisition needs. The original expiration date on the $10 million facility of March 27, 1999 was extended to June 29, 1999. The Company was in compliance with the covenants underlying its credit facilities, and had estimated availability under its revolving credit facility of $1.3 million as of May 1, 1999, based upon the March 31, 1999 borrowing base calculation.

Based on current and projected operating results and giving effect to total indebtedness, the Company believes that cash flow from operations and funds available from lenders and other creditors will provide adequate funds for ongoing operations, debt service and planned capital expenditures. The Company is, however, currently pursuing other financing arrangements. Should the Company be successful in obtaining acceptable financing terms, proceeds will be used to retire certain bank term loans, a portion of amounts outstanding under the revolving credit facility and the subordinated debt payable to LDI. Early retirement of indebtedness will result in an extraordinary loss in the amount of the net book value of capitalized debt issuance costs. At March 31, 1999, unamortized debt issuance costs were approximately $1.4 million.

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

3. Implementation of the specific action plan. This phase has been completed except for the store paint formula systems (see item 5).

4. Testing each application upon completion. All in-house developed systems have been tested and found to be compliant. Vendor-supplied software has been upgraded to Year 2000 compliant versions, and the Company has certification of compliance from the software vendors.

5. Placement of the new process into production. All applications and systems are now in production. The exception to this is the store paint formula systems supplied by paint vendors. These systems will be upgraded by the end of the third quarter of 1999.

The Company is in the process of identifying all non-information technology based systems. Appropriate remediation plans are being developed, implemented and tested when each affected system is identified. Identification should be completed by the end of the second quarter of 1999 and remedied by the end of the third quarter.

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

Risks and Contingency Plan

The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan failed. It is also developing contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's operations would be unable to deliver product due to internal system failures and/or the inability of vendors to deliver materials for distribution. Inventory levels of certain key products may be temporarily increased to minimize exposure. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Risk assessment has been completed and contingency plans should be completed in the third quarter of 1999.

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

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The annual meeting of shareholders was held on April 29, 1999.
(b)   The following directors were elected at the meeting:

                                              For                Withheld
            Margot L. Eccles                  7,426,170          3,780
            Peter L. Frechette                7,426,070          1,880
            David W. Knall                    7,426,170          1,780
            Andre B. Lacy                     7,426,170          1,780
            Michael L. Smith                  7,426,170          1,780
            Walter S. Wiseman                 7,426,170          1,780
            Thomas U. Young                   7,426,170          1,780

(c)   Approval of the Amendments to FinishMaster, Inc. Stock Option Plan

                       For                    Against                 Abstain
                    7,156,163                 258,087                  13,700

No other matters were voted upon at the meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits, unless otherwise indicated, have been filed as exhibits to Form S-1 Registration Statement, No. 33-73804, effective date of February 22, 1994, or as exhibits otherwise filed by the Registrant, and are hereby incorporated by reference.

Exhibit No.       Description of Document

     2.1 Agreement and Plan of Merger, dated as of October 14, 1997, by and among FinishMaster, Inc., FMST Acquisition Corporation and Thompson PBE, Inc. (incorporated by reference to Exhibit (c)(2) of Schedule 14D-1 previously filed by FMST Acquisition Corporation on October 21, 1997).

     2.2 Agreement and Plan of Merger, dated February 16, 1998, by and among FinishMaster, Inc., LDI AutoPaints, Inc. and Lacy Distribution, Inc. (previously filed with Form 10-K dated March 31, 1998)

     3.1 Articles of Incorporation of FinishMaster, Inc., an Indiana corporation, as amended June 30, 1998 (previously filed with Form 10-Q dated August 14, 1998)

     3.2 Amended and Restated Code of Bylaws of FinishMaster, Inc., an Indiana corporation (previously filed with Form 10-K/A dated April 14, 1998)

     10.1 FinishMaster, Inc. Stock Option Plan (Amended and Restated as of April 29, 1999)(previously filed with Registrant's proxy statement on Schedule 14/A dated April 9, 1999)

     21 Subsidiaries of the Registrant (previously filed with Form 10-K date March 31, 1999)

     27*            Financial Data Schedule

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

     99(d) Second Amendment to Credit Agreement dated March 27, 1998 (previously filed with Form 10-K dated March 31, 1998)

     99(e) Credit Agreement dated March 27, 1998 between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 10-K dated March 31, 1998)

     99(f)          Third Amendment to the Credit  Agreement dated as of October
                    30, 1998.

*    Filed herewith

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on April 1, stating that effective April 5, 1999, the Company's Common Stock would be traded on the Nasdaq SmallCap Market and that its trading symbol (FMST) would remain the same.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    April 17, 1999                         FINISHMASTER, INC.

                                               By: /s/ Thomas U.  Young
                                               -----------------------------
                                               Thomas U.  Young
                                               President, Vice Chairman of the
                                               Board and Chief Operating Officer

                                               By: /s/ Robert R. Millard
                                               -----------------------------
                                               Robert R. Millard
                                               Senior Vice President and
                                               Chief Financial Officer