Form 10-Q
period 1999-06-30
FINISHMASTER INC
filed 1999-08-16
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For The Quarter Ended June 30, 1999

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

                                                                  Yes X       No

On August 16, 1999, there were 7,535,856 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999


                                TABLE OF CONTENTS

                                                                            PAGE

Part I.     Financial Information                                             3

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets (unaudited)                 3

            Condensed Consolidated Statements of Operations (unaudited)       4

            Condensed Consolidated Statements of Cash Flows (unaudited)       5

            Notes to Condensed Consolidated Financial Statements (unaudited)  6

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      8

Part II.    Other Information                                                14

   Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                   16

                          PART I. FINANCIAL STATEMENTS

                               FINISHMASTER, INC.



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                              June 30,   December 31,
                                                               1999        1998 (1)
                                                             --------      --------
ASSETS                                                        (unaudited)

CURRENT ASSETS
     Cash                                                    $    958      $  1,009
     Accounts receivable, net of allowance for doubtful
        accounts of $1,923  and $1,680, respectively           31,574        30,212
     Inventory                                                 51,160        57,744
     Prepaid expenses and other current assets                  5,815         8,922
                                                             --------      --------

          TOTAL CURRENT ASSETS                                 89,507        97,887

PROPERTY AND EQUIPMENT, NET                                    10,237        11,259

OTHER ASSETS
     Intangible assets, net                                   111,055       114,526
     Other                                                      3,285         3,275
                                                             --------      --------
                                                              114,340       117,801
                                                             --------      --------

                                                             $214,084      $226,947
                                                             ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $ 27,444      $ 36,785
     Accrued expenses and other current liabilities             9,351         8,821
     Current maturities of long-term debt                      10,791         9,985
                                                             --------      --------

          TOTAL CURRENT LIABILITIES                            47,586        55,591

LONG-TERM OBLIGATIONS                                         114,672       122,008

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
        authorized; no shares issued or outstanding
     Common stock, $1 stated value, 25,000,000
        shares authorized; 7,535,856
        shares issued and outstanding                           7,536         7,536
     Additional paid-in capital                                27,351        27,351
     Retained earnings                                         16,939        14,461
                                                             --------      --------

                                                               51,826        49,348
                                                             --------      --------

                                                             $214,084      $226,947
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

                               FINISHMASTER, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                           Three Months EndedJune 30,       Six Months EndedJune 30,
                                           --------------------------       ------------------------
                                               1999         1998               1999         1998
                                             --------     --------           --------     --------
NET SALES                                    $ 83,212     $ 76,758           $163,318     $152,782

COST OF SALES                                  53,435       49,731            104,921       98,810
                                             --------     --------           --------     --------

     GROSS PROFIT                              29,777       27,027             58,397       53,972
                                             --------     --------           --------     --------

EXPENSES
     Operating                                 11,788       11,529             23,239       23,243
     Selling, general and administrative        9,951        9,240             19,418       18,178
     Depreciation                                 986          580              1,877        1,500
     Amortization of intangible assets          1,782        1,522              3,520        3,015
                                             --------     --------           --------     --------

     TOTAL                                     24,507       22,871             48,054       45,936
                                             --------     --------           --------     --------

INCOME FROM OPERATIONS                          5,270        4,156             10,343        8,036

Interest expense, net                           2,661        2,827              5,408        5,700
                                             --------     --------           --------     --------

INCOME BEFORE INCOME TAXES                      2,609        1,329              4,935        2,336
Income tax expense                              1,307          630              2,457        1,109
                                             --------     --------           --------     --------

          NET INCOME                         $  1,302     $    699           $  2,478     $  1,227
                                             ========     ========           ========     ========

NET INCOME PER SHARE--BASIC                  $   0.17     $   0.12           $   0.33     $   0.21
                                             ========     ========           ========     ========

NET INCOME PER SHARE--DILUTED                $   0.17     $   0.12           $   0.33     $   0.21
                                             ========     ========           ========     ========

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING--BASIC                              7,536        5,993              7,536        5,993
                                             ========     ========           ========     ========

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING--DILUTED                            7,536        6,011              7,539        6,003
                                             ========     ========           ========     ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                     Six Months Ended June 30,
                                                                    ---------------------------
OPERATING ACTIVITIES                                                  1999               1998
                                                                    --------           --------
  Net income                                                        $  2,478           $  1,227
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                      5,397              4,515
    Amortization of financing costs                                      167                161
    Changes in operating assets and liabilities:
      Accounts receivable                                             (1,149)               (62)
      Inventories                                                      6,615              8,104
      Prepaid expenses and other current assets                        3,097              1,272
      Accounts payable and accrued expenses                           (9,069)            (5,531)
                                                                    --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              7,536              9,686
                                                                    --------           --------

INVESTING ACTIVITIES
  Business acquisitions and payments under earn-out
    provisions of prior acquisition agreements                          (181)                --
  Proceeds from disposal of assets                                        18                180
  Purchases of property and equipment                                   (647)            (1,066)
  Cash acquired through merger of LDI AutoPaints                          --              1,786
  Other                                                                  (89)              (192)
                                                                    --------           --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                     (899)               708
                                                                    --------           --------

FINANCING ACTIVITIES
  Borrowings from long-term debt                                      57,280             45,400
  Repayments of long-term debt                                       (63,968)           (53,970)
                                                                    --------           --------
NET CASH USED IN FINANCING ACTIVITIES                                 (6,688)            (8,570)
                                                                    --------           --------

(DECREASE) INCREASE IN CASH                                              (51)             1,824

CASH AT THE BEGINNING OF PERIOD                                        1,009                364
                                                                    --------           --------

CASH AT THE END OF PERIOD                                           $    958           $  2,188
                                                                    ========           ========

NON CASH ACTIVITIES

  Acquisition of LDI AutoPaints
    Assets acquired                                                                    $ 17,667
    Liabilities assumed                                                                  (3,246)
                                                                                       --------

    Equity purchased                                                                     14,421
    Less:  Cash acquired                                                                 (1,786)
                                                                                       --------

  Net assets acquired, excluding cash                                                  $ 12,635
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

Nature of Business: FinishMaster, Inc. (the "Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of June 30, 1999, the Company operated 153 sales outlets and three major distribution centers in 22 states and is organized into three major geographic regions - the Southeastern, Western, and Central/Northeastern Divisions. The Company aggregates its three operating segments into a single reportable segment. The Company provides a comprehensive selection of brand name products to its customers and is highly dependent on four key suppliers, BASF, DuPont, 3M and PPG, which account for approximately 60% of the Company's purchases.

Principles of Consolidation: The Company's condensed consolidated financial statements include the accounts of FinishMaster, Refinishers Warehouse, Inc. and Thompson PBE, Inc. ("Thompson"), as well as LDI AutoPaints, Inc. ("AutoPaints"), from the date of its respective acquisition. All significant intercompany accounts and transactions are eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is an indirect wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 74.1% of the outstanding shares at June 30, 1999. Throughout the remainder of this report, LDI and Distribution are collectively referred to as "LDI."

Recent Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133). The Company is not routinely involved in derivative and hedging activities and adoption of this Statement, which is effective January 1, 2001, is not expected to have a material impact on financial condition or results of operations.

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

During  the  first  half  of  1999  the  Company   completed  three   additional
acquisitions that are not material to its historical or pro forma results of operations.

3.  NET INCOME PER SHARE

(in thousands, except per share data)     Three Months Ended June 30,        Six Months Ended June 30,
                                          ---------------------------        -------------------------
                                            1999              1998             1999             1998
                                          --------           ------           ------           ------
Numerator:
   Net income                             $  1,302           $  699           $2,478           $1,227
                                          ========           ======           ======           ======
Denominator:
   Basic-weighted average shares             7,536            5,993            7,536            5,993
   Effect of dilutive stock options             --               18                3               10
                                          --------           ------           ------           ------
   Diluted-weighted average shares           7,536            6,011            7,539            6,003
                                          ========           ======           ======           ======

Basic net income per share                $   0.17           $ 0.12           $ 0.33           $ 0.21
                                          ========           ======           ======           ======

Diluted net income per share              $   0.17           $ 0.12           $ 0.33           $ 0.21
                                          ========           ======           ======           ======



4.  COMMITMENTS AND CONTINGENCIES

In January 1999, the Company was named in an unfair business practices lawsuit by an automotive paint distributor located in the State of California. The plaintiff in such suit alleged that the Company offered, in a manner that injured the plaintiff, rebates and cash bonuses to businesses in the Southern California area if those businesses would buy exclusively from the Company and use the Company's products. The plaintiff claimed damages in the amount of $3.8 million, trebled to $11.4 million. The Company filed a motion to dismiss, which was granted by the court. The court, however, allowed the plaintiff to refile their claim with more specificity, which it has done. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiff in this lawsuit.

The Company is subject to various claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, automobile, taxes, discrimination, employment and other matters. Management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company's financial condition,

ITEM 2

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net Sales

                            Three Months Ended June 30,                        Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------------
(In thousands)           1999          Change           1998               1999          Change       1998
---------------------------------------------------------------------------------------------------------------
Historical              $83,212       8.4%             $76,758           $163,318         6.9%       $ 152,782
---------------------------------------------------------------------------------------------------------------
Pro forma               $83,212       0.5%             $82,803           $163,318        (0.7%)      $ 164,546
---------------------------------------------------------------------------------------------------------------

Pro forma net sales for the second quarter increased $0.4 million or 0.5% primarily due to an increase in same store sales of $1.2 million or 1.6%. Pro forma net sales for the first half of 1999 decreased $1.2 million or 0.7%. The cause of this decrease, which also partially offset the increase for the second quarter, is the continuing effect on net sales of store closures and consolidations during 1998 following the acquistions of Thompson and AutoPaints.

Gross Margin

                                      Three Months Ended June 30,                  Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
(In thousands)                   1999          Change         1998            1999          Change        1998
-----------------------------------------------------------------------------------------------------------------
Historical                    $  29,777          10.2%     $  27,027        $  58,397          8.2%      $53,972
Percentage of net sales            35.8%                        35.2%            35.8%                      35.3%
-----------------------------------------------------------------------------------------------------------------
Pro forma                     $  29,777           2.0%     $  29,183        $  58,397         (0.2%)     $58,493
Percentage of net sales            35.8%                        35.2%            35.8%                      35.5%
-----------------------------------------------------------------------------------------------------------------



Pro forma gross margin for the second quarter increased $0.6 million or 2.0% primarily due to increased margins of approximately $0.5 million. This increase was due to supplier incentive programs and the optimization of early payment discounts.

Pro forma gross margin for the first half of the year decreased $0.1 million or 0.2% due to lower pro forma net sales volume, which impacted gross margin by $0.4 million. Partially offsetting this impact of lower pro forma net sales was higher gross margins as a percentage of pro forma net sales.

Operating Expenses

                                      Three Months Ended June 30,                 Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
(In thousands)                   1999          Change         1998            1999          Change        1998

-----------------------------------------------------------------------------------------------------------------
Historical                    $  11,788           2.2%     $  11,529        $  23,239          0.0%      $23,243
Percentage of net sales            14.2%                        15.0%            14.2%                      15.2%
-----------------------------------------------------------------------------------------------------------------
Pro forma                     $  11,788           0.4%     $  11,740        $  23,239         (1.8%)     $23,657
Percentage of net sales            14.2%                        14.2%            14.2%                      14.4%
-----------------------------------------------------------------------------------------------------------------



Operating expenses consist of wages, facility expenses, vehicle and related costs for the Company's store and distribution locations. Pro forma operating expenses for the second quarter increased less than $0.1 million or 0.4%, consistent with the increase in pro forma net sales volume.

Pro forma operating expenses for the first half of the year decreased $0.4 million or 1.8%. This decrease is a direct result of the Company's profit improvement initiatives that included savings from the consolidation and closure of sales outlets during 1998 and reduced spending programs at store and distribution locations.

Selling, General and Administrative Expenses


                                     Three Months Ended June 30,                  Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
(In thousands)                  1999          Change         1998             1999          Change        1998
-----------------------------------------------------------------------------------------------------------------
Historical                    $  9,951           7.7%      $   9,240        $  19,418          6.8%      $18,178
Percentage of net sales           12.0%                         12.0%            11.9%                      11.9%
-----------------------------------------------------------------------------------------------------------------
Pro forma                     $  9,951          (5.7%)     $  10,548        $  19,418         (6.4%)     $20,738
Percentage of net sales           12.0%                         12.7%            11.9%                      12.6%
-----------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") consist of costs associated with the Company's corporate support staff and expenses for commissions, wages, and customer sales support activities. Pro forma SG&A expenses decreased $0.6 million or 5.7% and $1.3 million or 6.4% for the second quarter and the first half of 1999, respectively. This decrease is a result of the consolidation of four corporate offices into one, the closure and consolidation of sales outlets and reduced spending initiatives.

Depreciation


                                   Three Months Ended June 30,              Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
(In thousands)                 1999          Change      1998            1999          Change      1998
-----------------------------------------------------------------------------------------------------------------
Historical                    $  986          70.0%     $  580        $  1,877          25.1%     $1,500
Percentage of net sales          1.2%                      0.8%            1.1%                      1.0%
-----------------------------------------------------------------------------------------------------------------
Pro forma                     $  986          41.5%     $  697        $  1,877           8.4%     $1,732
Percentage of net sales          1.2%                      0.8%            1.1%                      1.1%
-----------------------------------------------------------------------------------------------------------------




Amortization of Intangible Assets


                                      Three Months Ended June 30,                Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
(In thousands)                  1999          Change         1998           1999           Change       1998
-----------------------------------------------------------------------------------------------------------------
Historical                    $  1,782          17.1%     $  1,522        $  3,520          16.7%      $3,015
Percentage of net sales            2.1%                        2.0%            2.2%                       2.0%
-----------------------------------------------------------------------------------------------------------------
Pro forma                     $  1,782           0.0%     $  1,782        $  3,520          (0.4%)     $3,534
Percentage of net sales            2.1%                        2.2%            2.2%                       2.1%
-----------------------------------------------------------------------------------------------------------------

Interest Expense, net


                                     Three Months Ended June 30,                 Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
(In thousands)                  1999          Change        1998            1999           Change      1998
-----------------------------------------------------------------------------------------------------------------
Historical                    $  2,661         (5.9%)     $  2,827        $  5,408         (5.1%)     $5,700
Percentage of net sales            3.2%                        3.7%            3.3%                      3.7%
-----------------------------------------------------------------------------------------------------------------
Pro forma                     $  2,661         (6.3%)     $  2,840        $  5,408         (5.6%)     $5,730
Percentage of net sales            3.2%                        3.4%            3.3%                      3.5%
-----------------------------------------------------------------------------------------------------------------


Pro forma interest expense for the second quarter decreased $0.2 million or 6.3%, and for the first half of 1999, $0.3 million or 5.6% due to lower average outstanding borrowings of approximately $9.9 and $12.6 million, respectively.

Income Tax Expense


                                      Three Months Ended June 30,              Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
(In thousands)                   1999          Change       1998           1999           Change       1998
-----------------------------------------------------------------------------------------------------------------
Historical                    $  1,307          107.5%     $  630        $  2,457          121.6%     $1,109
Percentage of net sales            1.6%                       0.8%            1.5%                       0.7%
Effective tax rate                50.1%                      47.4%           49.8%                      47.5%
-----------------------------------------------------------------------------------------------------------------
Pro forma                     $  1,307           79.0%     $  730        $  2,457           75.0%     $1,404
Percentage of net sales            1.6%                       0.9%            1.5%                       0.9%
Effective tax rate                50.1%                      46.3%           49.8%                      45.3%
-----------------------------------------------------------------------------------------------------------------



Pro forma income tax expense rose $0.6 million or 79.0% for the second quarter and $1.1 million or 75.0% for the first half of 1999 due to higher pro forma income before income taxes. The pro forma effective tax rate varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. In 1998, the Company's pro forma effective tax rate for the year was 55.0%. The lower projected rate for 1999 is reflective of higher anticipated full year income before income taxes and consistent levels of nondeductible items.

Net Income and Income Per Share


                                           Three Months Ended June 30,             Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------
(In thousands)                         1999          Change       1998            1999        Change         1998
----------------------------------------------------------------------------------------------------------------------
Historical                             $  1,302      86.3%        $    699      $  2,478       102.0%      $    1,227
Percentage of net sales                     1.6%                       0.9%          1.5%                         0.8%
Net income per share                   $   0.17      41.7%        $   0.12      $   0.33       57.1%       $     0.21
----------------------------------------------------------------------------------------------------------------------
Pro forma                              $  1,302      53.9%        $    846      $  2,478       45.9%       $    1,698
Percentage of net sales                     1.6%                       1.0%          1.5%                         1.0%
Net income per share                   $   0.17      54.5%        $   0.11      $   0.33       43.5%       $     0.23
----------------------------------------------------------------------------------------------------------------------

Factors contributing to the changes in net income and pro forma net income and the related per share amounts are discussed above.

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

Financial Condition, Liquidity and Capital Resources


(In thousands)                                            June 30,1999         December 31,1998
------------------------------------------------------------------------------------------------
Working capital                                       $        41,921        $         42,296
Long-term debt                                        $       111,783        $        119,120
------------------------------------------------------------------------------------------------
                                                               Six Months Ended June 30,
(In thousands)                                                1999                   1998
------------------------------------------------------------------------------------------------
Cash provided by operating activities                 $         7,536        $          9,686
Cash (used in) provided by investing activities       $          (899)       $            708
Cash used in financing activities                     $        (6,688)       $         (8,570)
------------------------------------------------------------------------------------------------


Net cash provided by operating activities was $7.5 million through the first half of 1999 compared with $9.7 million in the prior year period. This decrease was a result of a negative change in cash flows generated from operating assets and liabilities, partially offset by higher earnings and increased depreciation and amortization expense. The negative change in cash flows generated from operating assets and liabilities was attributable to an increase in accounts receivable and a decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses resulted from differences in payment terms between years on large inventory purchases.

Net cash used in investing activities was $0.9 million for the first half of 1999 compared to cash provided by investing activities of $0.7 million in the same period of the previous year. The difference is primarily attributable to the cash acquired through the merger with AutoPaints in 1998.

Net cash used in financing activities, primarily the repayment of debt, was $6.7 million for the first half of 1999, down from $8.6 million for the first half of 1998. This decrease in debt repayments was due to the decrease in cash generated by operating activities.

Total capitalization at June 30, 1999 was $175 million, comprised of $123 million of debt and $52 million of equity. Debt as a percentage of total capitalization was 70.3% at June 30, 1999 compared to 72.3% at December 31, 1998.

At June 30, 1999, the Company had term credit and revolving credit facilities totaling $100 million, and senior subordinated debt of $30 million. The $10 million senior subordinated revolving credit facility with its majority shareholder, which was available to fund working capital and acquisition needs, expired on June 29, 1999 and is no longer available to the Company. The Company was in compliance with the covenants underlying its credit facilities, and had estimated availability under its revolving credit facility of $4.2 million as of August 10, 1999, based upon the June 30, 1999 borrowing base calculation.

Based on current and projected operating results and giving effect to total indebtedness, the Company believes that cash flow from operations and funds available from lenders and other creditors will provide adequate funds for ongoing operations, debt service and planned capital expenditures. The Company is, however, currently pursuing other financing arrangements and structures. Should the Company be successful in obtaining acceptable financing terms under new arrangements or negotiating favorable amendments to its existing facilities, available proceeds may be used to retire certain bank term loans, a portion of amounts outstanding under the revolving credit facility and the subordinated debt payable to LDI. Early retirement of indebtedness or amendments of its existing debt facilities may result in the write-off of all or a portion of previously capitalized debt issuance costs. At June 30, 1999, unamortized debt issuance costs were approximately $1.3 million.

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

The Company is in the process of identifying all non-information technology based systems. Appropriate remediation plans are being developed, implemented and tested when each affected system is identified. Identification should be completed by the end of the third quarter and remedied during the fourth quarter of 1999.

Identification of areas of potential third party risk is nearly complete and, for those areas identified to date, remediation plans are being developed. Identification and assessment should be completed by the end of the third quarter and implemented during the fourth quarter of 1999.

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

Forward-Looking Statements

This Report contains certain forward-looking statements
pertaining to, among other things, the Company's future results of operations, cash flow needs and liquidity, acquisitions, and other aspects of its business. The Company may make similar forward-looking statements from time to time. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its mergence of new or growing competitors, seasonal and quarterly fluctuations, governmental regulations, the potential loss of key suppliers, and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the future developments described in the forward-looking statements contained in this Report will in fact occur.

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

          10.1 FinishMaster, Inc. Stock Option Plan (Amended and Restated as of April 29, 1999) (previously filed with
                    Registrant's proxy statement on Schedule 14/A dated April 9, 1999)

          21 Subsidiaries of the Registrant (previously filed with Form 10-K dated March 31, 1999)

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

Date    August 16, 1999                           FINISHMASTER, INC.

                                                By: /s/ Wesley N. Dearbaugh
                                                    ----------------------------
                                                    Wesley N. Dearbaugh
                                                    President and Chief
                                                    Operating Officer

                                                By: /s/ Robert R. Millard
                                                    ----------------------------
                                                    Robert R. Millard
                                                    Senior Vice President and
                                                    Chief Financial Officer