Form 10-Q
period 1999-09-30
FINISHMASTER INC
filed 1999-11-15
CIK 917321

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For The Quarter Ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

On November 12, 1999, there were 7,537,637 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999


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

                          PART I. FINANCIAL STATEMENTS

                               FINISHMASTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             September 30,  December 31,
                                                                1999          1998 (1)
                                                              --------       --------
ASSETS                                                        (unaudited)

CURRENT ASSETS
     Cash                                                     $  1,165       $  1,009
     Accounts receivable, net of allowance for doubtful
       accounts of $1,848 and $1,680 respectively               31,262         30,212
     Inventory                                                  50,588         57,744
     Prepaid expenses and other current assets                   6,171          8,922
                                                              --------       --------

          TOTAL CURRENT ASSETS                                  89,186         97,887

PROPERTY AND EQUIPMENT, NET                                      9,901         11,259

OTHER ASSETS
     Intangible assets, net                                    109,238        114,526
     Other                                                       3,302          3,275
                                                              --------       --------
                                                               112,540        117,801

                                                              $211,627       $226,947
                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $ 22,526       $ 36,785
     Accrued expenses and other current liabilities             10,867          8,821
     Current maturities of long-term debt                       14,522          9,985
                                                              --------       --------

TOTAL CURRENT LIABILITIES                                       47,915         55,591

LONG-TERM OBLIGATIONS                                          110,835        122,008

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
       authorized; no shares issued or outstanding
     Common stock, $1 stated value, 25,000,000
       shares authorized; 7,535,856
       shares issued and outstanding                             7,536          7,536
     Additional paid-in capital                                 27,351         27,351
     Retained earnings                                          17,990         14,461
                                                              --------       --------
                                                                52,877         49,348
                                                              --------       --------

                                                              $211,627       $226,947
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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                   Three~Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                               -----------------------       -----------------------
                                                 1999           1998           1999           1998
                                               --------       --------       --------       --------
NET SALES                                      $ 82,460       $ 80,338       $245,778       $233,120

COST OF SALES                                    52,582         52,032        157,503        150,842
                                               --------       --------       --------       --------

     GROSS PROFIT                                29,878         28,306         88,275         82,278
                                               --------       --------       --------       --------

EXPENSES
     Operating                                   12,285         11,899         35,524         35,142
     Selling, general and administrative         10,260          9,815         29,678         27,993
     Depreciation                                   828          1,054          2,705          2,554
     Amortization of intangible assets            1,777          1,653          5,297          4,668
                                               --------       --------       --------       --------

     TOTAL                                       25,150         24,421         73,204         70,357
                                               --------       --------       --------       --------

INCOME FROM OPERATIONS                            4,728          3,885         15,071         11,921

     Interest expense, net                        2,652          2,934          8,060          8,634
                                               --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                        2,076            951          7,011          3,287
     Income tax expense                           1,025            872          3,482          1,981
                                               --------       --------       --------       --------

          NET INCOME                           $  1,051       $     79       $  3,529       $  1,306
                                               ========       ========       ========       ========

NET INCOME PER SHARE-BASIC                         0.14       $   0.01       $   0.47       $   0.20
                                               ========       ========       ========       ========

NET INCOME PER SHARE DILUTED                       0.14       $   0.01       $   0.47       $   0.20
                                               ========       ========       ========       ========

WEIGHTED AVERAGE SHARES OF
COMMON STOCK OUTSTANDING--BASIC                   7,536          7,535          7,536          6,518
                                               ========       ========       ========       ========

WEIGHTED AVERAGE SHARES OF
COMMON STOCK OUTSTANDING--DILUTED                 7,543          7,535          7,541          6,518
                                               ========       ========       ========       ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                          ------------------------
OPERATING ACTIVITIES                                        1999            1998
                                                          --------        --------
     Net income                                           $  3,529        $  1,306
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                         8,002           7,222
       Amortization of financing costs                         256             242
Changes in operating assets and liabilities:
          Accounts receivable                                 (776)            882
          Inventories                                        7,015           5,896
          Prepaid expenses and other current assets          2,724           1,116
          Accounts payable and accrued expenses            (12,509)         (4,357)
                                                          --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    8,241          12,307
                                                          --------        --------

INVESTING ACTIVITIES
     Business acquisitions and payments under
       earn-out provisions of prior acquisition
       agreements                                             (231)           (405)
     Proceeds from disposal of assets                           25             174
     Purchases of property and equipment                      (840)         (1,199)
     Cash acquired through merger of LDI AutoPaints             --           1,786
     Other                                                    (113)           (156)
                                                          --------        --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (1,159)            200
                                                          --------        --------

FINANCING ACTIVITIES
     Borrowings from long-term debt                         79,483          70,500
     Repayments of long-term debt                          (86,409)        (83,006)
                                                          --------        --------
NET CASH USED IN FINANCING ACTIVITIES                       (6,926)        (12,506)
                                                          --------        --------

INCREASE IN CASH                                               156               1

CASH AT THE BEGINNING OF PERIOD                              1,009             364
                                                          --------        --------

CASH AT THE END OF PERIOD                                 $  1,165        $    365
                                                          ========        ========

NON CASH ACTIVITIES

     Acquisition of LDI AutoPaints
     Assets acquired                                                      $ 17,667
     Liabilities assumed                                                    (3,246)
                                                                          --------

     Equity purchased                                                       14,421
     Less: Cash acquired                                                    (1,786)
                                                                          --------

Net assets acquired, excluding cash                                       $ 12,635
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

Nature of Business: FinishMaster, Inc. (the "Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of September 30,
1999, the Company operated 154 sales outlets and three major distribution centers in 22 states and is organized into three major geographic regions - the Southeastern, Western, and Central/Northeastern Divisions. The Company aggregates its three operating segments into a single reportable segment. The Company provides a comprehensive selection of brand name products to its customers and is highly dependent on four key suppliers, BASF, DuPont, 3M and PPG, which account for approximately 60% of the Company's purchases.

Principles of Consolidation: The Company's condensed consolidated financial statements include the accounts of FinishMaster, Refinishers Warehouse, Inc. and Thompson PBE, Inc. ("Thompson"), as well as LDI AutoPaints, Inc. ("AutoPaints"), from the date of its acquisition. All significant intercompany accounts and transactions are eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is an indirect wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 74.1% of the outstanding shares at September 30, 1999. Throughout the remainder of this report, LDI and Distribution are collectively referred to as "LDI."

Recent Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is not routinely involved in derivative and hedging activities and adoption of this Statement is not expected to have a material impact on financial condition or results of operations. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of this Statement to January 1, 2001.

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

The Company completed four acquisitions during the first nine months of 1999 that are not material to its historical or pro forma results of operations.

3.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:


(in thousands, except per share data)            Three Months Ended September 30,                 Nine Months Ended
                                                                                                    September 30,
                                               -------------------------------------     -------------------------------------
                                                     1999                1998                 1999                 1998
                                               -----------------    ----------------     ----------------     ----------------
Numerator:
   Net income                                  $          1,051     $            79      $         3,529      $         1,306
                                               =================    ================     ================     ================
Denominator:
   Basic-weighted average shares                          7,536                7535                7,536                6,518
   Effect of dilutive stock options                           7                 ---                    5                  ---
                                               -----------------    ----------------     ----------------     ----------------
   Diluted-weighted average shares                        7,543               7,535                7,541                6,518
                                               =================    ================     ================     ================

Basic net income per share                     $           0.14     $          0.01      $          0.47      $          0.20
                                               =================    ================     ================     ================

Diluted net income per share                   $           0.14     $          0.01      $          0.47      $          0.20
                                               =================    ================     ================     ================


4.  COMMITMENTS AND CONTINGENCIES

In January 1999, the Company was named in an unfair business practices lawsuit by an automotive paint distributor located in the State of California. The plaintiff in such suit alleged that the Company offered, in a manner that injured the plaintiff, secret rebates and cash bonuses to businesses in the Southern California area if those businesses would buy exclusively from the Company and use the Company's products. The plaintiff claimed damages in the amount of $3.8 million, trebled to $11.4 million. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiff in this lawsuit.

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

Net Sales
                                 Three Months Ended September 30,                  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                 1999          Change           1998               1999           Change          1998

--------------------------------------------------------------------------------------------------------------------------
Historical                  $     82,460       2.6%        $     80,338      $     245,778       5.4%       $     233,120
--------------------------------------------------------------------------------------------------------------------------
Pro forma                   $     82,460       2.6%        $     80,338      $     245,778       0.4%       $     244,884
--------------------------------------------------------------------------------------------------------------------------

Net sales for the third quarter increased $2.1 million or 2.6% and pro forma net sales for the first nine months of 1999 increased $0.9 million or 0.4%. These increases are due to same store sales growth and acquisitions. During the first nine months, the Company completed four acquisitions.

Gross Margin
                                 Three Months Ended September 30,                  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                 1999          Change           1998               1999           Change          1998
--------------------------------------------------------------------------------------------------------------------------
Historical                  $     29,878       5.6%        $     28,306      $      88,275       7.3%       $      82,278
Percentage of net sales            36.2%                          35.2%              35.9%                          35.3%
--------------------------------------------------------------------------------------------------------------------------
Pro forma                   $     29,878       5.6%        $     28,306      $      88,275       1.7%       $      86,799
Percentage of net sales            36.2%                          35.2%              35.9%                          35.4%
--------------------------------------------------------------------------------------------------------------------------


Gross margin for the third quarter increased $1.6 million or 5.6% due to increased margins of approximately $0.8 million and higher sales volume of $0.8 million. Pro forma gross margin for the first nine months of the year increased $1.5 million or 1.7% primarily due to increased margins of $1.2 million. These increases are attributable to supplier incentive plans and the optimization of early payment discounts.

Operating Expenses
                                 Three Months Ended September 30,                  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                 1999          Change           1998               1999           Change          1998
--------------------------------------------------------------------------------------------------------------------------
Historical                  $     12,285       3.2%        $     11,899      $      35,524       1.1%       $      35,142
Percentage of net sales            14.9%                          14.8%              14.5%                          15.1%
--------------------------------------------------------------------------------------------------------------------------
Pro forma                   $     12,285       3.2%        $     11,899      $      35,524      (2.7%)      $      36,495
Percentage of net sales            14.9%                          14.8%              14.5%                          14.9%
--------------------------------------------------------------------------------------------------------------------------

Operating expenses consist of wages, facility expenses, vehicle and related costs for the Company's store and distribution locations. Operating expenses for the third quarter increased $0.4 million or 3.2%, consistent with the increase in net sales.

Pro forma  operating  expenses  for the first nine months of the year  decreased
$1.0 million or 2.7%. This decrease is a direct result of the Company's profit improvement initiatives that included savings from the consolidation and closure of sales outlets during 1998 and reduced spending programs at store and distribution locations.

Selling, General and
   Administrative Expenses
                                 Three Months Ended September 30,                  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                 1999          Change           1998               1999           Change          1998
--------------------------------------------------------------------------------------------------------------------------
Historical                  $     10,260       4.5%        $      9,815      $      29,678       6.0%       $      27,993
Percentage of net sales            12.4%                          12.2%              12.1%                          12.0%
--------------------------------------------------------------------------------------------------------------------------
Pro forma                   $     10,260       4.5%        $      9,815      $      29,678       0.2%       $      29,608
Percentage of net sales            12.4%                          12.2%              12.1%                          12.1%
--------------------------------------------------------------------------------------------------------------------------

Selling,   general  and  administrative   expenses  ("SG&A")  consist  of  costs
associated  with  the  Company's   corporate  support  staff  and  expenses  for
commissions,  wages,  and  customer  sales  support  activities.  SG&A  expenses increased  $0.4 million or 4.5% during the third  quarter,  consistent  with the increase in net sales.

Pro forma SG&A expenses increased slightly less than $0.1 million or 0.2% for the first nine months of 1999. Initiatives implemented by the Company in 1998 such as the consolidation of four corporate offices into one, the closure and consolidation of sales outlets and reduced spending programs have offset normal increases in SG&A.

Depreciation
                                  Three Months Ended September 30,                  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                  1999          Change           1998               1999           Change          1998
--------------------------------------------------------------------------------------------------------------------------
Historical                   $        828     (21.4%)       $      1,054      $       2,705       5.9%       $       2,554
Percentage of net sales              1.0%                           1.3%               1.1%                           1.1%
--------------------------------------------------------------------------------------------------------------------------
Pro forma                    $        828     (21.4%)       $      1,054      $       2,705      (2.9%)      $       2,786
Percentage of net sales              1.0%                           1.3%               1.1%                           1.1%
--------------------------------------------------------------------------------------------------------------------------

Amortization of Intangible Assets
                                 Three Months Ended September 30,                  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                 1999          Change           1998               1999           Change          1998
--------------------------------------------------------------------------------------------------------------------------
Historical                  $      1,777       7.5%        $      1,653      $       5,297      13.5%       $       4,668
Percentage of net sales             2.2%                           2.1%               2.2%                           2.0%
--------------------------------------------------------------------------------------------------------------------------
Pro forma                   $      1,777       7.5%        $      1,653      $       5,297       2.1%       $       5,187
Percentage of net sales             2.2%                           2.1%               2.2%                           2.1%
--------------------------------------------------------------------------------------------------------------------------

Interest Expense, net
                                 Three Months Ended September 30,                  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                 1999          Change           1998               1999           Change          1998

--------------------------------------------------------------------------------------------------------------------------
Historical                  $      2,652      (9.6%)       $      2,934      $       8,060      (6.6%)      $       8,634
Percentage of net sales             3.2%                           3.7%               3.3%                           3.7%
--------------------------------------------------------------------------------------------------------------------------
Pro forma                   $      2,652      (9.6%)       $      2,934      $       8,060      (7.0%)      $       8,670
Percentage of net sales             3.2%                           3.7%               3.3%                           3.5%
--------------------------------------------------------------------------------------------------------------------------

Interest expense for the third quarter decreased $0.3 million or 9.6%, and for the first nine months pro forma interest expense decreased $0.6 million or 7.0% primarily due to lower average outstanding borrowings of approximately $10.2 and $10.7 million, respectively.

Income Tax Expense
                                 Three Months Ended September 30,                  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                 1999          Change           1998               1999           Change          1998

--------------------------------------------------------------------------------------------------------------------------
Historical                  $      1,025      17.5%        $        872      $       3,482      75.8%       $       1,981
Percentage of net sales             1.2%                           1.1%               1.4%                           0.8%
Effective tax rate                 49.4%                          91.7%              49.7%                          60.3%
--------------------------------------------------------------------------------------------------------------------------
Pro forma                   $      1,025      17.5%        $        872      $       3,482      53.0%       $       2,276
Percentage of net sales             1.2%                           1.1%               1.4%                           0.9%
Effective tax rate                 49.4%                          91.7%              49.7%                          56.2%
--------------------------------------------------------------------------------------------------------------------------

Income tax expense for the third quarter and pro forma income tax expense for the first nine months of 1999 increased due to higher income before income taxes. The Company's effective tax rate consistently varies from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. In 1998, the Company's pro forma effective tax rate for the year was 55.0%. The lower projected rate for 1999 is reflective of higher anticipated full year income before income taxes and consistent levels of nondeductible items.

Net Income and Income Per Share
                                   Three Months Ended September 30,                    Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                  1999           Change            1998                1999           Change          1998

--------------------------------------------------------------------------------------------------------------------------
Historical                   $    1,051      1,230.4%        $        79       $       3,529        170.2%    $      1,306
Percentage of net sales             1.3%                             0.1%                1.4%                          0.6%
Net income per share         $     0.14      1,300.0%        $      0.01       $        0.47        135.0%    $       0.20
--------------------------------------------------------------------------------------------------------------------------
Pro forma                    $    1,051      1,230.4%        $        79       $       3,529         98.6%    $      1,777
Percentage of net sales             1.3%                             0.1%                1.4%                          0.7%
Net income per share         $     0.14      1,300.0%        $      0.01       $        0.47         95.8%    $       0.24
--------------------------------------------------------------------------------------------------------------------------


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

Financial Condition, Liquidity and Capital Resources

(In thousands)                                           September 30,           December 31,
                                                             1999                    1998
------------------------------------------------------------------------------------------------
Working capital                                        $         41,271        $         42,296
Long-term debt                                         $        107,947        $        119,120
------------------------------------------------------------------------------------------------

                                                      Nine Months Ended September 30,
------------------------------------------------------------------------------------------------
(In thousands)                                               1999                    1998
------------------------------------------------------------------------------------------------
Cash provided by operating activities                  $          8,241        $         12,307
Cash (used in) provided by investing activities        $         (1,159)       $            200
Cash used in financing activities                      $         (6,926)       $        (12,506)
------------------------------------------------------------------------------------------------

Net cash provided by operating activities was $8.2 million for the first nine months of 1999 compared with $12.3 million in the prior year period. This decrease was a result of a negative change in cash flows generated from operating assets and liabilities, partially offset by higher earnings and increased depreciation and amortization expense. The negative change in cash flows generated from operating assets and liabilities was attributable to an increase in accounts receivable and a decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses resulted from differences in payment terms between years on large inventory purchases.

Net cash used in investing activities was $1.2 million for the first nine months of 1999 compared to cash provided by investing activities of $0.2 million in the same period of the previous year. The difference is primarily attributable to the cash acquired through the merger with AutoPaints in 1998.

Net cash used in financing activities, primarily the repayment of debt, was $6.9 million for the first nine months of 1999, down from $12.5 million for the first nine months of 1998. This decrease was due to higher borrowings needed to pay vendors.

Total capitalization at September 30, 1999 was $175 million, comprised of $122 million of debt and $53 million of equity. Debt as a percentage of total capitalization was 69.7% at September 30, 1999 compared to 72.3% at December 31, 1998.

At September 30, 1999, the Company had term credit and revolving credit facilities with original commitments of $40 million and $60 million, respectively. The term credit facility is being reduced through principal payments in accordance with the credit agreement. The Company also had senior subordinated debt of $30 million. During the third quarter portions of the credit agreement were amended. The amendment modified certain loan covenants through March 31, 2001, eliminated the excess cash flow repayment provisions and increased availability under the revolver by $7.5 million through April 30, 2001. The Company was in compliance with the covenants underlying its credit facilities, and had estimated availability under its revolving credit facility of $11.8 million as of November 10, 1999, based upon the September 30, 1999 borrowing base calculation.

Based on current and projected operating results and giving effect to total indebtedness, the Company believes that cash flow from operations and funds available from lenders and other creditors will provide adequate funds for ongoing operations, debt service and planned capital expenditures. The Company is, however, currently pursuing other financing arrangements and structures. Should the Company be successful in obtaining acceptable financing terms under new arrangements or negotiating favorable amendments to its existing facilities, available proceeds may be used to retire certain bank term loans, a portion of amounts outstanding under the revolving credit facility and the subordinated debt payable to LDI. Early retirement of indebtedness or amendments of its existing debt facilities may result in the write-off of all or a portion of previously capitalized debt issuance costs. At September 30, 1999, unamortized debt issuance costs were approximately $1.4 million.


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

3.   Implementation of the specific action plan. This phase has been completed.

4. Testing each application upon completion. All in-house developed systems have been tested and found to be compliant. Vendor-supplied software has been upgraded to Year 2000 compliant versions, and the Company has certification of compliance from the software vendors.

5. Placement of the new process into production. All applications and systems are now in production. These systems were upgraded in the third quarter of 1999.

The Company has identified all non-information technology-based systems. Appropriate remediation plans are being developed, implemented and tested when each affected system is identified. Remediation plans will be completed during the fourth quarter of 1999.

Identification of areas of potential third party risk is complete and, for those areas identified to date, remediation plans are being developed and will be completed during the fourth quarter of 1999.

The Costs Involved

The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $0.1 million and will consist primarily of the utilization of internal resources. Spending to date totals approximately $0.1 million. Costs relating to internal systems' Year 2000 compliance are included in the Information Systems budget and are immaterial as a percentage of that budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. There can be no assurance that actual results will not differ from these estimates.

Risks and Contingency Plan

The Company has identified the risks and is continuing to work on contingency plans in the event certain aspects of its Year 2000 remediation plan failed. It is also developing contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's operations would be unable to deliver product due to internal system failures and/or the inability of vendors to deliver materials for distribution. Inventory levels of certain key products may be temporarily increased to minimize exposure. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations.

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

        99(d) Second Amendment to Credit Agreement dated March 27, 1998 (previously filed with Form 10-K dated March 31,
               1998)

        99(e) Third Amendment to the Credit Agreement dated as of October 30, 1998.

        99(f)* Fourth Amendment to the Credit Agreement dated as of September 22, 1999.

* filed herewith


(b) No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    November 12, 1999                    FINISHMASTER, INC.

                                             By: /s/ Wesley N. Dearbaugh
                                             ----------------------------------
                                             Wesley N. Dearbaugh
                                             President and Chief
                                                       Operating Officer

                                             By: /s/ Robert R. Millard
                                             ----------------------------------
                                             Robert R. Millard
                                             Senior Vice President and
                                             Chief Financial Officer