Form 10-K405
period 1999-12-31
FINISHMASTER INC
filed 2000-03-30
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


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

          Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of each exchange on
        Title of each class                             which registered
        -------------------                             ----------------
 Common Stock - without par value                      Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.
                                                                Yes X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000 was $14,793,928.

At  March  1,  2000,   7,539,140  shares  of  Registrant's   common  stock  were
outstanding.

                       Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended December 31, 1999 are incorporated by reference into Part III.

                               FINISHMASTER, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

1      Business............................................................   3

2      Properties..........................................................   7

3      Legal Proceedings...................................................   8

4      Submission of Matters to a Vote of Security Holders.................   8

5      Market for Registrant's Common Equity and
            Related Shareholder Matters....................................   9

6      Selected Consolidated Financial Data................................  10

7      Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................  11

8      Financial Statements and Supplemental Data..........................  17

9      Changes in, and Disagreements with Accountants on
            Accounting and Financial Disclosure............................  32

10     Directors and Executive Officers of the Registrant..................  32

11     Executive Compensation..............................................  32

12     Security Ownership of Certain Beneficial Owners and Management......  33

13     Certain Relationships and Related Transactions......................  33

14     Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K............................................  33

       Signatures..........................................................  34

                                     PART I

ITEM 1 - BUSINESS

General

We are the leading independent distributor of automotive paints, coatings and paint-related accessories primarily to the automotive collision repair industry. As of March 1, 2000, we serve our customers through a 340-person direct sales force in 158 sales outlets and three major distribution centers located in 22 states, making us the only national independent distributor in the industry. We have over 30,000 customers consisting principally of collision repair shops and automobile dealers, to which we provide a comprehensive selection of brand name products. Our product offering consists of over 30,000 stock keeping units ("SKUs"), including leading brands of automotive paints, coatings, thinners and reducers manufactured by BASF, DuPont, and PPG and the leading brands of paint-related accessories manufactured principally by 3M, such as masking materials, body fillers and cleaners. For the year ended December 31, 1999, net sales were $324.5 million and net income was $3.7 million.

Our vision is to expand our leadership position in the distribution of products, services and technology that are recognized by customers as key factors in their success. We provide our customers with "local" value-added services such as rapid delivery, technical support, product training, management seminars, computerized color matching, inventory management, personnel placement and environmental compliance reporting. These value-added services are backed by "national" expertise in the systems and technology of warehouse distribution and supply chain management, and strategic partnering with the manufacturers of paint and paint-related accessories. Our local focus helps us respond to the unique customer needs in various geographic markets. Our national network allows us to provide better, consistent service at a lower cost than our competition. In addition, we are able to provide certain multi-site customers, such as collision repair shop chains and mega-dealerships, with efficient and consistent product distribution throughout their national or regional networks at competitive prices.

We estimate the U.S. automotive paint and paint-related accessories distribution after-market ("distribution after-market") to be approximately $2.5 billion, with automotive collision repair shops being the primary customers for automotive paint and paint-related accessories. In addition to independent collision repair shops and automobile dealers, we supply products to organizations that maintain their own automobile fleet, van conversion companies and other commercial/industrial customers. The distribution after-market is supplied by a small number of manufacturers of paint and paint-related accessories and serves a highly fragmented customer base, consisting of approximately 50,000 collision repair shops alone. Our competitors tend to be family-owned, with one to three distribution sites and typically serve a highly localized customer base.

We are an Indiana corporation. Our principal executive offices are located in space that we lease from LDI, Ltd. ("LDI"), an Indiana limited partnership, which indirectly owns 74.1% of our outstanding shares. We believe that the terms of the lease are at least as favorable to us as those that could be obtained by arms-length negotiations with an unaffiliated third party. Our principal executive offices are located at 54 Monument Circle, Suite 600, Indianapolis, Indiana 46204, and our telephone number is (317) 237-3678.

Industry Overview

We estimate the distribution after-market to be approximately $2.5 billion. The end users of the products distributed by us are principally independent collision repair shops and automobile dealers. Additionally, organizations that maintain their own automobile fleet, van conversion companies and other commercial/industrial customers make up a smaller percentage of our customer base. Automotive paint and related supplies, in contrast to labor and parts, represent only a small portion (approximately 7-10%) of the total cost of a typical collision repair job. However, while paint is a relatively minor component of the total repair cost, we play a critical role in the customer's level of satisfaction.

The distribution after-market for automotive paint and related supplies is characterized by a small number of manufacturers of paint and paint-related accessories. The five predominant manufacturers of automotive paint distributed in the United States are Akzo Nobel, BASF, DuPont, PPG and The Sherwin-Williams Company. In addition, several other large foreign manufacturers have recently taken steps to expand the distribution of their paint products in the United States. 3M is the predominant manufacturer of paint-related accessories which include refinishing materials, supplies, accessories and tools such as sand paper, masking tape and paint masks.

The paint manufacturers market is continuing to consolidate. Specifically, in July 1999, PPG acquired Imperial Chemical Industries' global automotive refinish and industrial coatings business and its automotive solvents and thinners business in North America. In March 1999, DuPont acquired Herberts Gmbh, the coatings company of Hoechst. The Herberts acquisition created the world's third largest coatings company and the leading automotive coatings supplier.

While automotive paint manufacturing is highly concentrated, automotive paint distribution and the end users of automotive paint are highly fragmented. We believe that a large number of independent distributors of automotive paint serve an aggregate of approximately 50,000 collision repair shops nationwide. Distributors, which tend to be family-owned with one to three distribution sites, typically serve a highly localized customer base with each distribution site serving customers located within 20 miles of the site depending upon demographics, road access and geography.

Due  to  the  large  number  of end  users  and  their  increasing  demands  for personalized services, such as multiple daily deliveries, assistance with color-mixing and matching, and assistance with paint application techniques and environmental compliance reporting, manufacturers typically service end users through distributors like us. Nevertheless, some of our paint manufacturers have elected to operate company-owned distribution facilities in selected markets, including markets in which we operate. We believe, however, that the largest automotive paint manufacturers have generally avoided the cost of operating their own distribution network due to their inability to offer multiple lines of paint which prevents them from spreading distribution expenses across the market's entire potential customer base. Consequently, we believe that independent distributors like us, which can sell the products of several paint manufacturers, are better situated to service the end users' needs than the distribution facilities of automotive paint manufacturers.

The market for paints and supplies for automotive collision repairs has changed significantly in recent years. Key factors affecting this market have been:

     o a decline in the number of vehicles repaired annually, with this number stabilizing in recent years;

     o environmental regulations which have required the reformulation of paints and the use of more advanced equipment and facilities;

     o automobile manufacturers' use of more complex and expensive automotive finishes; and

     o an increase in the number of vehicles repaired by insurance companies' designated "direct repair providers".

Collision repair shops have been forced to invest in new equipment and additional training of their workers, while there has been a decline in the number of repair jobs. Accordingly, there has been consolidation in the highly-fragmented collision repair industry among end-users of automotive paints and accessories. In addition, collision repair shops and car dealerships are seeking to improve their financial performance and competitive position by developing relationships with distributors that can support their businesses with value-added services. This demand for higher levels of service from distributors, combined with lower unit volumes of paint and supplies, has resulted in a consolidation among after-market distributors. We have led the consolidation among distributors in recent years, having completed 33 acquisitions over the past eight years.

Although the automotive collision repair industry is experiencing a trend toward consolidation, we believe that our size and current position as a market leader will enable us to continue to grow and remain profitable. We have been able to offset the decline in unit volume by material price increases that we have been able to pass on to our customers due to the technological advancements in paints and coatings. In addition, we believe we will continue to attract new customers due to our value-added services, such as our experience in helping customers comply with environmental regulations. This service, which we currently provide in California and Colorado, will be applicable in other geographic areas as the U.S. Environmental Protection Agency enacts volatile organic compound ("VOC") regulations nationwide.

Products and Suppliers

We offer our customers a comprehensive selection of prominent brand name products and our own PrivateBrand products. The product line consists of over 30,000 SKUs, including the three leading brands of automotive paints and coatings and a leading brand of related accessories. Our PrivateBrand products include some of the most frequently used refinishing accessories such as masking materials, body fillers, thinners, reducers and cleaners.

We rely on four leading suppliers for the majority of our product requirements. BASF, DuPont, and PPG supply virtually all of our paint products, and 3M is our largest supplier of paint-related accessories. Products supplied by BASF, DuPont, 3M and PPG accounted for approximately 80% of purchases in 1999. Although each of these suppliers generally competes with the others along product lines, we do not believe the products are completely interchangeable because of high brand loyalty among customers and their brand-specific color matching computer systems. We continuously seek opportunities with new and existing suppliers to supply the highest quality products.

Whenever practical, we make purchases from suppliers in large volumes to maximize volume discounts. In addition, our size generally permits us to benefit from periodic special incentive programs available from suppliers. These programs provide additional purchase discounts and extended payment terms in exchange for large volume purchases. We also benefit from supplier-provided early payment discounts and from other supplier-supported programs.

Services

We offer comprehensive value-added services designed to assist customers in operating their businesses more effectively. These services include:

   Rapid Delivery

Products are delivered to customers using our delivery fleet of approximately 800 trucks. We offer multiple daily deliveries to meet our customers'
just-in-time inventory needs. Customer concerns for product availability typically take priority over all other competitive considerations, including price.

   Technical Support

Our technical support personnel demonstrate and recommend products. In addition, they assist customers with problems related to their particular product applications. Equipment specialists provide information to customers regarding their heavy equipment requirements, such as spray booths and frame straightening equipment.

   Product Training

As a result of increasing regulations, manufacturers have introduced technologically advanced, lower VOC paints, which require significantly more sophisticated application techniques. We provide training to customers in order to teach them the techniques required to work with these products. Training sessions are typically conducted jointly by us and by one or more of our major suppliers at the customer's location or at an off-site location.

   Management Seminars

Management seminars are conducted at convenient locations to inform our customers about environmental regulations and compliance, techniques to improve productivity, and industry trends.

   Color Matching

The growing number of paint colors is a challenge for the refinishing industry. DuPont, for example, has more than 120,000 mix formulas. With sophisticated PC-based color matching equipment and specialists, we provide color matching services to our customers.

   Inventory Management

We perform monthly physical inventories for customers who request this service. We also provide customers with management information reports on product usage.

   Assistance with Environmental Compliance Reporting

All states have air quality regulations that mandate paint and application methods which result in reduced atmospheric emissions of paint and other related materials. In California in particular, we arrange demonstrations of new products and application techniques designed to comply with air quality regulations. In addition, in California and Colorado, we assist our customers with environmental reporting requirements by providing special reports designed to simplify their compliance. The EPA has proposed regulations to control VOC emissions from automobile refinishing nationwide and, accordingly, we are considering an expansion of these programs.

   Personnel Placement

Certain of our divisions maintain an employment data base which includes employment openings and/or persons seeking employment with collision repair shops located in the market served. Upon request from a customer to fill an opening, we may provide the names of one or more persons for the position. Similar services are available to persons seeking employment. We do not charge for this service but benefit from enhanced relationships with our customers and their employees.

Competition

The distribution after-market of the automotive refinishing industry is highly fragmented and competitive with many independent distributors competing primarily on the basis of technical assistance and expertise, price, speed of delivery and breadth of product offering. There are no other independent national distributors of automotive refinish paints and accessories. There are a number of independent regional distributors, many of which are in direct competition with us on a regional or local level. Competition in the purchase of independent distributors and sales outlets may occur between us and other automotive refinishing distributors which are also pursuing growth through acquisitions.

We may also encounter significant sales competition from new market entrants, automotive paint manufacturers, buying groups or other large distributors which may seek to enter such markets or may seek to compete with us for attractive acquisition candidates. Although the largest automotive paint manufacturers have generally not operated their own distributors, or have done so only on a limited basis, they may decide to expand such activity in the future. For example, Sherwin-Williams distributes its own automotive paints through its sales outlets. In addition, BASF, one of our principal suppliers, also distributes in certain markets through its own outlets in North America. While we do not believe that current direct distribution efforts by automotive paint manufacturers have significantly affected our sales, there can be no assurance that we will not encounter increased competition in the future. We may also compete with our suppliers in selling to certain large volume end users such as van converters, small manufacturers and large fleet operators.

Employees

As of March 1, 2000, we employed approximately 1,600 persons on a full and part-time basis. None of the employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Governmental and Environmental Regulations

We are subject to various federal, state and local laws and regulations. These regulations impose requirements on us and our customers. Pursuant to the regulations of the U.S. Department of Transportation and certain state transportation departments, a license is required to transport our products and annual permits are required due to the classification of certain of our products as "hazardous." Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the United States Environmental Protection Agency, have jurisdiction over the operation of our distribution centers and sales outlets. These agencies require us to comply with various governmental regulations, including worker safety laws, community and employee "right-to-know" laws and laws regarding clean air and water. In addition, state and local fire and environmental regulations extensively control the design and operation of our facilities, the sale of our products, and the application of these products by our customers. Such regulations are complex and subject to change. Regulatory or legislative changes may cause future increases in our operating costs or otherwise negatively affect operations.

ITEM 2 - PROPERTIES

The following table sets forth certain information regarding the facilities operated by us as of March 1, 2000.

                                                                                Number        No. of         No. of
                                                                                  Of          Sales       Distribution
     State (by Division)                                                       Offices       Outlets         Centers
   Central/Northeastern Division
        Connecticut.....................................................                        3
        Delaware..........................................................                      1
        Illinois..........................................................                      4
        Indiana...........................................................        1             3
        Maryland..........................................................                      3
        Massachusetts.....................................................                      5
        Michigan........................................................          1*           12            1***
        New Jersey........................................................                      8
        Ohio..............................................................                      2
        Oklahoma..........................................................                      1
        Pennsylvania......................................................                      3
        Texas.............................................................                     12
        Virginia..........................................................                      2
        Wisconsin.........................................................                      4
                                                                                ---           ---          ---
                                                                                  2            63            1
   Southeastern Division

        Alabama............................................................                     1
        Florida............................................................       1*           38            2***
        Georgia............................................................                     3
        North Carolina.....................................................                     6            1**
        South Carolina.....................................................                     7
        Virginia...........................................................                     1
                                                                                ---           ---          ---
                                                                                  1            56            3
   Western Division

        Arizona............................................................                     3
        California.........................................................       1            30            1***
        Colorado...........................................................                     6            1**
                                                                                ---           ---          ---
                                                                                  1            39            2
                                                                                ---           ---          ---
                  Total Offices, Sales Outlets and Distribution Centers           4           158            6
                                                                                ===           ===          ===

--------------
*        Locations where office and distribution center are combined facilities.
         Includes Kentwood, MI and Ft. Lauderdale FL.

** Locations where store and distribution center are combined facilities. Includes Greensboro, NC and Westminster, CO.

***      Denotes  major  distribution   center.   Includes  Kentwood,   MI;  Ft.
         Lauderdale, FL; and Los Angeles, CA.

Our sales outlets range in size from 1,200 square feet to 13,000 square feet. Some of the larger sales outlets are also used as "drop ship" points from which we supply other sales outlets. Sales outlets consist of inventory storage areas, mixing facilities, display and counter space and, in some instances, sales office space. Sales outlets are strategically located in major markets to maximize market penetration, transportation logistics and overall customer service. Our distribution centers range in size from 5,000 square feet to 38,500 square feet. The distribution centers are equipped with efficient material handling and storage equipment.

We own the distribution center and two sales outlets in Michigan, one sales outlet in Indiana, and one in Florida. The remainder of the sales outlets and the other distribution centers are leased with terms expiring from 1999 to 2006, with options to renew. We typically assume the lease of the former owner in acquisitions. In a number of instances, our sales outlets are leased from the former owners of businesses acquired by us. We believe that all of our leases were at fair market rates when executed, that presently no single lease is material to our operations, and that alternative sites are presently available at market rates. We are leasing 15,259 square feet of executive offices for our national headquarters located in Indianapolis, Indiana.

ITEM 3 - LEGAL PROCEEDINGS

In January 1999, we were named in an unfair business practices lawsuit in United States District Court for the Central District of California (C-99-02197 RAP) by an automotive paint distributor located in the State of California. The plaintiff in such suit alleges that we offered, in a manner which injured the plaintiff, rebates and cash bonuses to businesses in the Southern California area if those businesses would buy exclusively from us and use our products. The plaintiff claimed damages in the amount of $3.8 million, trebled to $11.4 million. We believe that the claims are without merit and are aggressively defending ourselves against all allegations. Accordingly, we have not recorded any loss provision relative to damages sought by the plaintiff in this lawsuit.

We are subject to various claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, environmental, product liability, automobile, taxes, discrimination, employment and other matters. Our management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information concerning the executive officers of the Company who are not also directors:

Thomas E. Case (age 54) has served as our Senior Vice President and as the manager of our Western Division since June 1998. Mr. Case joined us upon completion of our acquisition of Thompson in November 1997. Formerly, Mr. Case was a Vice President of Thompson and served as the general manager of Thompson's California Division.

J.A. Lacy (age 35) joined us as Senior Vice President-Planning and Marketing in January 1999. From January 1997 to December 1998, Mr. Lacy served as President of Tucker Rocky Distributing Canada, Inc., a leading after-market distributor of motorcycle components and accessories. Prior to this, Mr. Lacy was Vice President of J. Walter Thompson, an advertising agency. Over his eight years in the advertising field, Mr. Lacy managed package-goods assignments in both North America and the Asia Pacific region.

Robert R. Millard (age 42) joined us in October, 1998 as our Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer. From February 1996 until September 1998, Mr. Millard served as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Personnel
Management, Inc., a publicly-held personnel staffing company based in Indianapolis, Indiana. From July 1991 until January 1996, Mr. Millard served as the Corporate Controller of Lacy Diversified Industries, Ltd., an affiliate of LDI.

Roger A. Sorokin (age 59) has served as our Senior Vice President-Acquisitions and Development since November 1998. Prior to such date, Mr. Sorokin had served as Vice President-Finance for more than the previous five years.

Charles Stephenson (age 46) has served as our Senior Vice President, with responsibility for sales and store operations for the Central/Northeastern Division, since October 1997. Mr. Stephenson served as our Vice President of Marketing from August 1997 to October 1997. Prior to joining us, Mr. Stephenson served as Director of Sales of Sherwin-Williams Auto Finishes Inc. from September 1994 to August 1997 and as its Regional Director of the Western Region from October 1991 to September 1994.

Charles VanSlaars (age 50) serves as our Senior Vice President and as the manager of our Southeastern Division, a position he has held since June 1998. From June 1996 until May 1998, Mr. VanSlaars served as an executive officer of LDI AutoPaints, Inc. From 1994 until 1996, Mr. VanSlaars served as Vice President of Parts Depot Company, L.P., a Florida-based distributor of auto paints.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock trades on The NASDAQ Stock Market under the symbol FMST. The number of beneficial owners of our common stock at December 31, 1999, was approximately 500.

The range of high and low prices reported by NASDAQ for the last twelve quarters were:

       Year       Quarter Ended                 High             Low
       -------------------------------------------------------------------
       1997       March 31                  $       8.500   $       5.750
       1997       June 30                           8.750           5.250
       1997       September 30                      8.750           5.375
       1997       December 31                      11.750           6.250
       1998       March 31                         11.750           7.750
       1998       June 30                          10.750           8.625
       1998       September 30                     10.000           5.250
       1998       December 31                       7.375           3.500
       1999       March 31                          7.000           5.625
       1999       June 30                           6.000           4.750
       1999       September 30                      7.375           5.688
       1999       December 31                       7.938           5.750


No cash dividends on common stock have been paid during any period and none are expected to be paid in the foreseeable future. We anticipate that all earnings and other cash resources will be retained by us for investment in our business.

On June 30, 1998, we completed the acquisition by merger of LDI AutoPaints, Inc. ("AutoPaints") in exchange for the issuance of 1,542,416 shares of our common stock. Such shares were issued to Lacy Distribution, Inc., our majority shareholder and a wholly owned subsidiary of LDI. Such shares were issued pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 1999, 1998 and 1997, are derived from our audited consolidated financial statements which are included elsewhere herein. The selected consolidated financial data as of and for the nine months ended December 31, 1996, and for the year ended March 31, 1996 are derived from our audited consolidated financial statements which are not included herein. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                                     Nine Months         Fiscal
                                                                    Year Ended                          Ended          Year Ended
                                                                   December 31,                      December 31,       March 31,
                                                 -----------------------------------------------    ---------------   --------------
(In thousands, except per share data)              1999(2)(3)       1998 (2)(3)        1997 (2)       1996(1)             1996
                                                 ---------------  ----------------  ------------    ---------------   --------------
Per Share
      Net income
           Basic                                   $    0.49          $    0.29       $    0.11      $    0.11         $    0.44
           Diluted                                 $    0.49          $    0.29       $    0.11      $    0.11         $    0.44
      Pro forma net income (loss) (4)              $      --          $    0.33       $   (1.01)     $      --         $      --

Statements of Operations Data
      Net sales                                    $ 324,490          $ 309,946       $ 130,175      $  95,822         $ 107,511
      Gross margin                                 $ 117,002          $ 109,678       $  47,107      $  33,891         $  38,012
      Income from operations                       $  18,745          $  15,895       $   3,832      $   2,566         $   5,073
      Net income                                   $   3,711          $   1,988       $     656      $     660         $   2,649
      Pro forma net income (loss) (4)              $      --          $   2,459       $  (7,585)     $      --         $      --
      Weighted average
           shares outstanding                          7,545              6,780           5,994          6,000             6,000
      Pro forma weighted average
           shares outstanding                             --              7,536           7,536             --                --

                                                                            December 31,                                 March 31,
                                                 -------------------------------------------------------------------  --------------
                                                      1999           1998 (3)          1997(2)            1996            1996(1)
                                                 ---------------  ----------------  ---------------  ---------------  --------------
Balance Sheet Data
      Working capital                            $      48,147    $        43,452   $       42,928   $       22,819   $     25,036
      Total assets                               $     214,235    $       226,475   $      215,418   $       66,477   $     66,772
      Long-term debt                             $     111,603    $       119,120   $      134,135   $       17,831   $     19,605
      Shareholders' equity                       $      53,069    $        49,348   $       32,932   $       32,326   $     31,665


(1) We changed our fiscal year-end from March 31 to December 31, effective for the period ended December 31, 1996.

(2) The operating results for the years ended December 31, 1999, 1998 and 1997 are affected by the acquisition of Thompson on November 21, 1997. The operating results of Thompson are included in our consolidated operating results since the acquisition date.

(3) The operating results for the year ended December 31, 1999 and 1998 are affected by the acquisition of AutoPaints on June 30, 1998. The operating results of AutoPaints are included in our consolidated operating results since the acquisition date.

(4) Pro forma amounts for the years ended December 31, 1998 and 1997 have been prepared to give effect to the acquisitions of Thompson and AutoPaints as if the transactions had occurred on January 1, 1997.
         These amounts are unaudited and are presented for informational purposes only. No pro forma amounts are presented for 1999 acquisitions as the impact of such acquisitions are not material. The unaudited pro forma financial amounts should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis about the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes presented in this annual report.

Overview

FinishMaster, Inc. is the leading independent distributor of automotive paints, coatings and paint-related accessories primarily to the automotive collision repair industry in the United States. As of December 31, 1999, the Company serves its customers through 153 sales outlets and three major distribution centers located in 22 states, making it the only national independent distributor in the industry. The Company has over 30,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and competitive positions of its customers and suppliers. The Company's operations are currently organized into three divisions and operating segments: Southeastern, Western, and Central/Northeastern. The Company aggregates its three operating segments into a single reportable segment.

The  Company  is  the  leading   consolidator  in  the  automotive   refinishing
distribution industry, having successfully completed as of March 15, 2000 approximately 33 acquisitions over the past eight years, ranging from "add-on" acquisitions to the strategic acquisitions of Thompson and AutoPaints.

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

The Company intends to continue its strategy of expanding through additional acquisitions. During 1999, the Company completed six acquisitions and as of March 15, 2000, three additional acquisitions were completed.

Results of Operations

As a result of the acquisitions of Thompson and AutoPaints and their significance to the Company's results of operations, pro forma results of operations are presented for the years ended December 31, 1998 and 1997. The Company believes that for purposes of Management's Discussion and Analysis, a more meaningful understanding of the Company's performance can be obtained by comparing the pro forma results for all years. Pro forma amounts for 1999 are consistent with historical 1999 results as the pro forma effects of the six acquisitions made in 1999 are not material.

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

Net Sales
--------------------------------------------------------------------------------
(In thousands)         1999         Change      1998        Change   1997
--------------------------------------------------------------------------------
Historical         $   324,490        4.7%   $  309,946     138.1%  $ 130,175
--------------------------------------------------------------------------------
Pro forma          $   324,490        0.9%   $  321,710       4.8%  $ 337,818
--------------------------------------------------------------------------------

Pro forma net sales increased $2.8 million or 0.9% from 1998 to 1999 due primarily to acquisitions. During 1999, the Company completed six acquisitions. The Company experienced minimal "same outlet sales" growth as a result of competitive market conditions and flat industry demand. Approximately 70% of net sales consisted of automotive paint products while the remaining portion was paint-related accessories.

Pro forma net sales decreased $16.1 million or 4.8% from 1997 to 1998. With the acquisition of Thompson and AutoPaints, certain unprofitable store locations were closed and store locations serving the same geographical area were consolidated. The closure and consolidation of these sales outlets during this time period decreased sales between 1997 and 1998 by approximately $10.1 million. "Same outlet sales" declined approximately $7.0 million or 2.1% as a result of flat industry demand, the anticipated customer attrition related to the acquisition and integration of Thompson and AutoPaints, and competitive market conditions.

Gross Margin

--------------------------------------------------------------------------------
(In thousands)              1999       Change      1998       Change     1997
--------------------------------------------------------------------------------
Historical                $ 117,002     6.7%    $  109,678    132.8%  $ 47,107
Percentage of net sales       36.1%                   35.4%               36.2%
--------------------------------------------------------------------------------
Pro forma                 $ 117,002     2.5%    $  114,199      2.8%  $117,495
Percentage of net sales        36.1%                  35.5%               34.8%
--------------------------------------------------------------------------------

Pro forma gross margin increased $2.8 million or 2.5% over 1998 due to improved margins of $1.8 million and higher sales volume of $1.0 million. Gross margin as a percentage of net sales improved to 36.1% as a result of supplier incentive programs and the optimization of early payment discounts.

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

Operating Expenses
--------------------------------------------------------------------------------
(In thousands)            1999        Change      1998      Change      1997
--------------------------------------------------------------------------------
Historical               $47,485       1.6%      $46,746    127.3%      $20,568
Percentage of net sales     14.6%                   15.1%                  15.8%
--------------------------------------------------------------------------------
Pro forma                $47,485       1.3%      $48,099     17.1%      $57,993
Percentage of net sales     14.6%                   15.0%                  17.2%
--------------------------------------------------------------------------------

Operating expenses consist of wages, facility, vehicle and related costs for the Company's store and distribution locations. Pro forma operating expenses decreased $0.6 million or 1.3% from 1998 to 1999, and as a percentage of net sales improved to 14.6% from 15.0%. The improvement is a result of management's focus during the year on increased productivity and cost containment.

Pro forma operating expenses decreased $9.9 million or 17.1% between 1997 and 1998. This decrease was a direct result of the Company's profit improvement initiatives that included savings from the consolidation or closure of sales outlets following the acquisitions of Thompson and AutoPaints, reduced spending programs at store and distribution locations, and improved bad debt experience. Also contributing to the decrease is the inclusion in 1997 of a $3.8 million Thompson charge taken prior to the acquisition to close five sales outlets and to consolidate five other sites into existing locations. The charge included the write-off of unamortized goodwill and future lease costs associated with closed locations.

Selling, General and Administrative Expenses
--------------------------------------------------------------------------------
(In thousands)               1999     Change       1998       Change     1997
--------------------------------------------------------------------------------
Historical                 $41,553    10.0%       $37,789      104.7%   $18,459
Percentage of net sales       12.8%                  12.2%                 14.2%
--------------------------------------------------------------------------------
Pro forma                  $41,553     5.5%       $39,404       15.4%   $46,603
Percentage of net sales       12.8%                  12.2%                 13.8%
--------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") consist of costs associated with the Company's corporate support staff and expenses for commissions, wages, and customer sales support activities. Pro forma SG&A expenses increased $2.1 million or 5.5% between 1998 and 1999 as a result of higher selling expenses related to increased sales volume, finalization of staffing requirements at the Company's corporate headquarters, increased costs associated with attracting and retaining customers, and higher professional fees.

Pro forma SG&A expenses decreased $7.2 million or 15.4% between 1997 and 1998 as a result of the consolidation of four corporate offices into one, the closure and consolidation of certain sales outlets, reduced spending initiatives and lower selling expenses related to the reduced sales volume. Effective March 1998, the Company moved its corporate offices to Indianapolis, Indiana.

Depreciation
--------------------------------------------------------------------------------
(In thousands)               1999    Change        1998     Change        1997
--------------------------------------------------------------------------------
Historical                  $ 2,427   12.4%      $ 2,772    189.4%       $  958
Percentage of net sales         0.7%                 0.9%                   0.7%
--------------------------------------------------------------------------------
Pro forma                   $ 2,427   19.2%      $ 3,004      9.2%       $3,307
Percentage of net sales         0.7%                 0.9%                   1.0%
--------------------------------------------------------------------------------

Pro forma depreciation expense decreased between 1997, 1998 and 1999 as a result of certain capital assets becoming fully depreciated in those years. During 1999, the Company acquired approximately $1.0 million of property and equipment, consisting mostly of new information technology equipment associated with a continuing upgrade of the Company's management information systems.

Amortization of Intangible Assets
--------------------------------------------------------------------------------
(In thousands)              1999      Change      1998   Change       1997
--------------------------------------------------------------------------------
Historical                 $6,792      4.9%      $6,476   96.8%       $3,290
Percentage of net sales       2.1%                  2.1%                 2.5%
--------------------------------------------------------------------------------
Pro forma                  $6,792      2.9%      $6,996    0.8%       $7,052
Percentage of net sales       2.1%                  2.2%                 2.1%
--------------------------------------------------------------------------------

The decrease in pro forma amortization expense between 1997, 1998 and 1999 was a
result  of  certain  intangible  assets,   principally  non-compete  agreements,
becoming fully amortized in those years.

Interest Expense, net
--------------------------------------------------------------------------------
(In thousands)               1999       Change     1998    Change      1997
--------------------------------------------------------------------------------
Historical                  $10,802      5.9%     $11,475   331.2%   $ 2,661
Percentage of net sales         3.3%                  3.7%               2.0%
--------------------------------------------------------------------------------
Pro forma                   $10,802      6.2%     $11,510    13.1%   $13,240
Percentage of net sales         3.3%                  3.6%               3.9%
--------------------------------------------------------------------------------

The $0.7 million or 6.2% decrease in pro forma interest expense between 1998 and 1999 was due to lower outstanding borrowings. The implied interest rates on these borrowings remained relatively stable between years. The Company repaid $6.9 million of outstanding borrowings in 1999.

Pro forma interest expense decreased $1.7 million or 13.1% between 1997 and 1998 due to lower outstanding borrowings and interest rates. The Company repaid $14.6 million of outstanding borrowings in 1998 and the implied interest rates on these borrowings fell from 9.2% to 8.6%.

Income Tax Expense (Benefit)
--------------------------------------------------------------------------------
(In thousands)                1999    Change        1998   Change        1997
--------------------------------------------------------------------------------
Historical                  $4,232     74.0%      $2,432   372.2%      $   515
Percentage of net sales        1.3%                  0.8%                  0.4%
Effective tax rate            53.3%                 55.0%                 44.0%
--------------------------------------------------------------------------------
Pro forma                   $4,232     55.2%      $2,727      N/A      $(3,115)
Percentage of net sales        1.3%                  0.8%                 (0.9%)
Effective tax rate            53.3%                 52.6%                 29.1%
--------------------------------------------------------------------------------

The pro forma income tax expense reflected in 1999 and 1998, compared to the tax benefit in 1997, is directly attributable to the pro forma income before income taxes in 1999 and 1998. The pro forma effective tax rates varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. The nondeductible amortization increased the effective tax rates in 1999 and 1998, and decreased the effective rate in 1997 as a result of the losses incurred.

Net Income (Loss) and Income (Loss) Per Share
--------------------------------------------------------------------------------
(In thousands, except             1999   Change     1998    Change       1997
per share data)
--------------------------------------------------------------------------------
Historical net income             $3,711   86.7%     $1,988   203.0%    $   656
Percentage of net sales              1.1%               0.6%                0.5%
Net income per share              $ 0.49   69.0%     $ 0.29   163.6%    $  0.11
--------------------------------------------------------------------------------
Pro forma net income (loss)       $3,711   50.9%     $2,459      N/A    $(7,585)
Percentage of net sales             1.1%               0.8%               (2.2%)
Pro forma net income (loss)
    per share                     $ 0.49   48.5%     $ 0.33      N/A    $ (1.01)
--------------------------------------------------------------------------------

Factors contributing to the changes in net income and pro forma net income and the related per share amounts are discussed in the detail above.

Inflation and Other Economic Factors

Inflation  affects  FinishMaster's  cost of materials  sold,  salaries and other related costs of distribution. To the extent permitted by competition, FinishMaster has offset these higher costs of materials through selective price increases.

The Company's business may be negatively affected by cyclical economic downturns in the markets in which it operates. The Company's financial performance is also dependent on its ability to acquire businesses and profitably integrate them into its operations.

Quantitative and Qualitative Disclosure about Market Risk

The Company had no holdings of derivative financial or commodity based instruments at December 31, 1999 and 1998. A review of the Company's other financial instruments and risk exposures indicated the Company had exposure to interest rate risk. Based upon the Company's outstanding debt at December 31, 1999 and the term for which current interest rates are fixed, a 10% increase in interest rates would increase interest expense for 2000 by an estimated $0.6 million.

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

Financial Condition, Liquidity and Capital Resources
--------------------------------------------------------------------------------
(In thousands)                                     1999       1998        1997
--------------------------------------------------------------------------------
Working capital                                  $ 48,147   $ 43,452   $ 42,928
Long-term debt                                   $111,603   $119,120   $134,135
Cash provided by operating activities            $  8,781   $ 16,094   $  1,022
Cash used in investing activities                $ (2,371)  $   (663)  $(74,611)
Cash (used in) provided by financing activities  $ (6,800)  $(14,786)  $ 73,653
--------------------------------------------------------------------------------

The Company's primary sources of funds over the past three years were from operations and borrowings under its credit facilities. The Company's principal uses of cash were to fund working capital, capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Net cash generated from operating activities was $8.8 million in 1999 compared with $16.1 million in 1998. This decrease was primarily the result of a negative change in cash flows generated from operating assets and liabilities, partially offset by higher earnings and increased depreciation and amortization expense. The negative change in cash flows generated from operating assets and liabilities was attributable to a $9.9 million decrease in accounts payable and other liabilities which resulted from differences in payment terms between years on large inventory purchases.

Net cash used in investing activities increased from $0.7 million in 1998 to $2.4 million in 1999 as a result of increased acquisition activities, partially offset by lower purchases of capital expenditures. During 1999, the Company completed six acquisitions. Investing activities in 1998 also included $1.8 million of cash acquired through the merger with AutoPaints. The Company estimates that capital expenditures for 2000, principally for information technology equipment, will approximate $3.7 million.

Net cash used in financing activities, primarily the repayment of debt, was $6.8 million in 1999, compared with $14.8 million in 1998. The decrease in debt repayments is a result of increased cash requirements in 1999 related to vendor accounts payable.

Total capitalization at December 31, 1999 was $176.2 million, comprised of $123.1 million of debt and $53.1 million of equity. Debt as a percentage of total capitalization decreased from 72.3% to 69.9% between 1998 and 1999. This improvement was attributable to the increase in equity resulting from current year net income, along with the decrease in debt resulting from repayments.

At December 31, 1999, the Company had term credit and revolving credit facilities totaling $95.5 million, and senior subordinated debt of $30 million. The Company also obtained in February 2000, a $7.5 million revolving credit facility to finance future acquisitions. The Company was in compliance with the covenants underlying its credit facilities, and had availability under its revolving credit facility of $11.1 million as of year-end.

Based on current and projected operating results and giving effect to total indebtedness, the Company believes that cash flow from operations and funds available from lenders and other creditors will provide adequate funds for ongoing operations, debt service and planned capital expenditures.

Year 2000 Date Conversion

Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the effects of the change in the century and could have failed or created erroneous results at the Year 2000. Essentially all of the Company's technology-based systems were potentially affected by the Year 2000 issue.

In order to prepare for the Year 2000 issue, the Company implemented the following remediation plan for technology-based systems:

1. Identification of all applications and hardware with potential Year 2000 issues.

2. For each item identified, performance of an assessment to determine an appropriate action plan and timetable for remediation of each item.

3.       Implementation of the specific action plan.

4.       Testing each application upon completion.

5. Placement of the new process into production and conducting systems integration testing.

The Company successfully implemented the above remediation plan for all affected technology-based systems. Following the arrival of the Year 2000, the Company has not experienced any problems with its technology-based systems or materials supplied by third parties. There was no interruption in the Company's ability to deliver its products and transact business with its suppliers and customers. The Company continues to monitor its systems and suppliers for any unanticipated issues that may not yet have manifested.

The  total  cost  to  the  Company  of  achieving   Year  2000   compliance  was
approximately $0.1 million.

Other Matters

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to January 1, 2001. Since the Company is not routinely involved in derivative and hedging activities, adoption of this Statement is not expected to have a material impact on financial condition or results of operations.

Forward-Looking Statements

This Report contains certain forward-looking statements pertaining to, among other things, the Company's future results of operations, cash flow needs and liquidity, acquisitions, and other aspects of its business. The Company may make similar forward-looking statements from time to time. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy in general, difficulties associated with assimilating acquisitions, the emergence of new or growing competitors, seasonal and quarterly fluctuations, governmental regulations, the potential loss of key suppliers, and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the future developments described in the forward-looking statements contained in this Report will in fact occur.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:                                                    Page

       Report of Independent Accountants                                  18

       Consolidated Balance Sheets                                        19

       Consolidated Statements of Operations                              20

       Consolidated Statements of Cash Flows                              21

       Consolidated Statements of Shareholders' Equity                    22

       Notes to Consolidated Financial Statements                         23

       Financial Statement Schedule:

             Schedule II - Valuation and Qualifying Accounts              37

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of FinishMaster, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FinishMaster, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana

March 3, 2000

CONSOLIDATED
BALANCE SHEETS
FinishMaster, Inc.


                                                                                 December 31,         December 31,
(In thousands, except share amounts)                                                     1999                 1998

ASSETS

Current assets
      Cash                                                                   $            619     $          1,009
      Accounts receivable, net of allowance for doubtful
           accounts of $1,419 and $1,680, respectively                                 30,135               30,212
      Inventory                                                                        56,830               57,744
      Refundable income taxes                                                             295                1,395
      Deferred income taxes                                                             3,301                3,788
      Prepaid expenses and other current assets                                         3,328                4,423
                                                                             -----------------------------------------
      Total current assets                                                             94,508               98,571

Property and equipment

      Land                                                                                368                  368
      Vehicles                                                                          1,244                1,362
      Buildings and improvements                                                        5,489                5,428
      Machinery, equipment and fixtures                                                 8,845                7,694
                                                                             -----------------------------------------
                                                                                       15,946               14,852
      Accumulated depreciation                                                         (8,226)              (5,860)
                                                                             -----------------------------------------
                                                                                        7,720                8,992

Other assets

      Intangible assets, net                                                          108,115              114,526
      Deferred income taxes                                                             2,250                2,888
      Other                                                                             1,642                1,498
                                                                             -----------------------------------------
                                                                                      112,007              118,912
                                                                             -----------------------------------------
                                                                             $        214,235     $        226,475
                                                                             =========================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

      Accounts payable                                                       $         25,856     $         35,449
      Amounts due to LDI                                                                  767                  864
      Accrued compensation and benefits                                                 5,312                4,344
      Other accrued expenses and current liabilities                                    2,908                4,477
      Current maturities of long-term debt                                             11,518                9,985
                                                                             -----------------------------------------
      Total current liabilities                                                        46,361               55,119

Long-term debt, less current maturities                                               111,603              119,120
Other long-term liabilities                                                             3,202                2,888
Commitments and contingencies (Note 8)
Shareholders' equity

      Preferred stock, no par value; 1,000,000 shares authorized;
           no shares issued and outstanding                                                 -                    -
      Common stock, $1 stated value; 25,000,000 shares authorized;
           7,537,636 and 7,535,856 shares issued and outstanding                        7,538                7,536
      Additional paid-in capital                                                       27,359               27,351
      Retained earnings                                                                18,172               14,461
                                                                             -----------------------------------------
                                                                                       53,069               49,348
                                                                             -----------------------------------------
                                                                             $        214,235     $        226,475
                                                                             =========================================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF OPERATIONS
FinishMaster, Inc.


                                                                      Year                 Year                 Year
                                                                     Ended                Ended                Ended
                                                              December 31,         December 31,          December 31,
(In thousands, except per share data)                                 1999                 1998                 1997

Net sales                                                 $        324,490     $        309,946     $        130,175
Cost of sales                                                      207,488              200,268               83,068
                                                          --------------------------------------------------------------
Gross margin                                                       117,002              109,678               47,107

Expenses

      Operating                                                     47,485               46,746               20,568
      Selling, general and administrative                           41,553               37,789               18,459
      Depreciation                                                   2,427                2,772                  958
      Amortization of intangible assets                              6,792                6,476                3,290
                                                          --------------------------------------------------------------
                                                                    98,257               93,783               43,275
                                                          --------------------------------------------------------------
Income from operations                                              18,745               15,895                3,832


Interest expense, net                                               10,802               11,475                2,661
                                                          --------------------------------------------------------------


Income before income taxes                                           7,943                4,420                1,171
Income tax expense                                                   4,232                2,432                  515
                                                          --------------------------------------------------------------
Net income                                                $          3,711     $          1,988     $            656
                                                          ==============================================================

Net income per share (Note 10):

      Basic                                               $           0.49     $           0.29     $           0.11
                                                          ==============================================================
      Diluted                                             $           0.49     $           0.29     $           0.11
                                                          ==============================================================

Weighted average shares outstanding - Diluted                        7,545                6,780                5,994
                                                          ==============================================================




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF CASH FLOWS
FinishMaster, Inc.


                                                                                  Year             Year             Year
                                                                                 Ended            Ended            Ended
                                                                           December 31,     December 31,     December 31,
(In thousands)                                                                    1999             1998             1997
Operating activities
      Net income                                                              $   3,711        $   1,988        $     656
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                         11,019           10,464            4,725
           Deferred income taxes                                                  1,125            2,249             (681)
      Changes in operating assets and liabilities (excluding the impact of acquisitions):
           Accounts receivable, net                                                 785              758            4,247
           Inventories                                                            1,639              (15)          (1,456)
           Prepaids and other assets                                                440           (1,740)             (58)
           Accounts payable and other liabilities                                (9,938)           2,390           (6,411)
                                                                              ---------------------------------------------
Net cash provided by operating activities                                         8,781           16,094            1,022

Investing activities
      Business acquisitions and payments under
           earn-out provisions for prior acquisitions                            (1,280)            (191)         (74,149)
      Purchases of property and equipment                                          (973)          (1,844)            (462)
      Proceeds from disposal of property and equipment                               20               58               --
      Cash acquired through merger with LDI
           AutoPaints, Inc.                                                          --            1,786               --
      Other                                                                        (138)            (472)              --
                                                                              ---------------------------------------------
Net cash used in investing activities                                            (2,371)            (663)         (74,611)

Financing activities
      Borrowings under note payable, bank                                            --               --           20,603
      Repayments under note payable, bank                                            --               --          (22,444)
      Purchase of common stock                                                       --               --              (50)
      Acquisition financing                                                         291               --           73,819
      Proceeds from the exercise of stock options                                    --                7               --
      Debt issuance costs                                                          (155)            (168)          (1,689)
      Proceeds from long-term debt                                               97,989           43,300           41,951
      Repayment of long-term debt                                              (104,925)         (57,925)         (38,537)
                                                                              ---------------------------------------------
Net cash (used in) provided by financing activities                              (6,800)         (14,786)          73,653
                                                                              ---------------------------------------------

(Decrease)increase in cash                                                         (390)             645               64
Cash at beginning of period                                                       1,009              364              300
                                                                              ---------------------------------------------
Cash at end of period                                                         $     619        $   1,009        $     364
                                                                              =============================================
Supplemental disclosure of cash flow information
      Cash paid (received) during the period for:
           Interest                                                           $  10,998        $  10,360        $   2,192
                                                                              =============================================
           Taxes                                                              $   2,158        $    (291)       $   1,520
                                                                              =============================================

Non-cash activities
      Acquisition of LDI AutoPaints, Inc.:
           Assets acquired                                                                     $  17,667
           Less liabilities assumed                                                                3,246
                                                                                             ------------
           Equity purchased                                                                       14,421
           Less cash acquired in transaction                                                       1,786
                                                                                             ------------
           Net assets acquired, excluding cash                                                 $  12,635
                                                                              =============================================
      Earn-out adjustments for prior acquisitions                             $      --        $     810        $      --
                                                                              =============================================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF SHAREHOLDERS' EQUITY
FinishMaster, Inc.

                                                                      Additional
                                                      Common             Paid-in            Retained
(In thousands)                                         Stock             Capital            Earnings              Totals

Balances at
December 31, 1996                             $        6,000     $         14,509    $        11,817     $        32,326
Purchase of common stock                                  (7)                 (43)                 -                 (50)
Net income for the year                                    -                   -                 656                 656
                                              -----------------------------------------------------------------------------

Balances at
December 31, 1997                                      5,993               14,466             12,473              32,932
Options exercised                                          1                    6                  -                   7
Issuance of stock related to merger of
      LDI AutoPaints, Inc.                             1,542               12,879                  -              14,421
Net income for the year                                    -                    -              1,988               1,988
                                              -----------------------------------------------------------------------------

Balances at
December 31, 1998                                      7,536               27,351             14,461              49,348
Stock grants issued                                        2                    8                  -                  10
Net income for the year                                    -                   -               3,711               3,711
                                              -----------------------------------------------------------------------------
Balances at

December 31, 1999                             $        7,538     $         27,359   $         18,172    $         53,069
                                              =============================================================================




The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
FinishMaster, Inc.

1.       SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of December 31, 1999, the Company operated 153 sales outlets and six distribution centers in 22 states and is organized into three major geographic regions and operating segments - the Southeastern, Western, and Central/Northeastern Divisions. The Company aggregates its three operating segments into a single reportable segment. The Company has over 30,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is highly dependent on the key suppliers outlined above, which account for approximately 80% of the Company's purchases.

Principles of Consolidation: The Company's consolidated financial statements include the accounts of FinishMaster, Refinishers Warehouse, Inc., as well as Thompson PBE, Inc. and its subsidiaries ("Thompson") and LDI AutoPaints, Inc. ("AutoPaints"), from the dates of their respective acquisitions. All significant intercompany accounts and transactions have been eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: From July 9, 1996, the date of acquisition, to June 29, 1998, AutoPaints owned 4,045,100 shares of FinishMaster common stock, representing a 67.5% ownership interest in the Company. AutoPaints was a wholly-owned subsidiary of Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is an indirect wholly-owned subsidiary of LDI, Ltd., ("LDI"), an Indiana limited partnership. Effective June 30, 1998, AutoPaints was merged into the Company in exchange for the issuance of an additional 1,542,416 shares of FinishMaster common stock. Upon completion of this transaction, Distribution became the majority shareholder of the Company with 5,587,516 shares of common stock, representing 74.1% of the outstanding shares at December 31, 1999 and 1998. Throughout the remainder of these financial statements, LDI and Distribution are collectively referred to as "LDI."

Transactions with Majority Shareholder: The Company obtains certain managerial services from its majority shareholder, LDI. Expense related to such services amounted to $158,000, $538,000, and $291,000 for the year's ended December 31, 1999, 1998, and 1997, respectively. In addition, the Company leases its corporate office space, to which it moved in 1998, from LDI. Lease expense and payments for repairs and maintenance to LDI totaled $214,000 and $105,000 for the years ended December 31, 1999 and 1998, respectively. The Company also has subordinated debt payable to LDI (see Note 4, Long-Term Debt).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, checks drawn on future deposits and borrowings of $3,300,000 and $15,000,000, respectively, were classified as accounts payable. These amounts represent outstanding checks in excess of funds on deposit.

Receivables: Trade accounts receivable represents amounts due primarily from automotive body repair shops and dealerships. Trade receivables are typically not collateralized. No single customer exceeds 10% of the Company's receivables at December 31, 1999.

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and consist primarily of purchased paint and refinishing supplies. Substantially, all inventories consist of finished goods.

Properties and Depreciation: Property and equipment is stated at cost and includes expenditures for new facilities, equipment and improvements that materially extend the useful lives of existing assets.

Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation is computed over a combination of straight-line and accelerated methods over the following range of estimated useful lives:

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

Income Taxes: Deferred income taxes are recognized for the temporary differences between the tax basis of assets and liabilities and their financial reporting amounts in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The income tax provision is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Intangibles: Intangibles consist primarily of the excess of cost over the fair market value of net assets of acquired businesses ("goodwill"). Intangible assets, including goodwill and non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 30 years. The majority of the Company's goodwill relates to its November 1997 acquisition of Thompson and is being amortized over 30 years. The carrying value of goodwill is periodically reviewed to determine if an impairment has occurred. The Company measures for potential impairment of recorded goodwill based on the estimated undiscounted cash flows of acquired entities over the remaining amortization period. If the estimated future undiscounted cash flows are less than the carrying amount of such goodwill, an impairment would be deemed to have occurred and a loss would be recognized. Such loss would be determined based upon expected discounted cash flows or market prices. Debt issuance costs are amortized over the term of the related debt agreements.

Internal Use Software: Costs incurred to develop or obtain software for internal use within the business are capitalized in accordance with the provisions of Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During 1999, the Company capitalized $0.5 million of costs related to efforts to migrate to a single information technology platform. Once placed in service, software costs incurred will be depreciated over their estimated useful life.

Recent Accounting Pronouncements: During 1998 and 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of adoption for SFAS No.'s 130 and 131 was January 1, 1998. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to January 1, 2001. The Company has none of the components of comprehensive income and aggregates its three operating segments into a single reportable segment. The Company is not routinely involved in derivative and hedging activities and does not expect the adoption of SFAS No. 133 to have a material impact on financial condition or results of operations.

Reclassification: Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.       ACQUISITIONS

The following table summarizes the assets acquired and liabilities assumed in acquisitions made by FinishMaster in each of the periods presented. All acquisitions, except for the merger with AutoPaints discussed below, have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Intangible assets related to goodwill and covenants not to compete were recorded with each acquisition, if appropriate. Operating results of acquired entities have been included in FinishMaster's consolidated financial statements from the respective date of purchase.


                                                                        Year                Year                Year
                                                                       Ended               Ended               Ended
                                                                 December 31,        December 31,        December 31,
(In thousands)                                                          1999                1998                1997

Accounts receivable                                          $           708     $         2,225     $        20,239
Inventory                                                                725               4,389              27,158
Deferred taxes                                                             -                 535               6,082
Equipment and other                                                      202               3,128               8,029
Intangible assets                                                        650               7,390              91,629
                                                             -----------------------------------------------------------
                                                                       2,285              17,667             153,137

Less liabilities assumed                                                 714               3,246              78,988
                                                             -----------------------------------------------------------

Acquisition price                                                      1,571              14,421              74,149
Acquisition debt                                                         291                   -              73,819
                                                             -----------------------------------------------------------

Net assets of businesses acquired, net of acquisition debt   $         1,280     $        14,421     $           330
                                                             ===========================================================

Number of acquisitions                                                     6                   1                   3
                                                             -----------------------------------------------------------


During 1999, the Company completed six acquisitions. The acquisitions occurred in Illinois, New Jersey and Texas and were funded with cash and debt.

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

On November 21, 1997, the Company acquired substantially all of the outstanding common stock of Thompson for $8.00 per share. Thompson, like FinishMaster, was an aftermarket distributor of automotive paints, coatings, and related supplies. The total purchase price, including related acquisition costs, was $73,471,000. The Company also refinanced $34,474,000 of Thompson indebtedness in conjunction with the transaction. The Company funded the acquisition with a combination of bank financing and subordinated borrowings from LDI. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Goodwill resulting from the acquisition of Thompson is being amortized over 30 years. Goodwill associated with the acquisition of Thompson increased $2,152,000 during 1998 as a result of the recognition of obligations associated with pre-acquisition contingencies for which estimates were not available at the time of acquisition.

The following table sets forth the unaudited pro forma results of operations for 1998 and 1997 for acquisitions occurring during such periods and for the immediately preceding period as if the acquisitions were consummated at the beginning of the immediately preceding period. The acquisitions in 1999 would not have had a significant impact on the Company's unaudited results of operations, including sales, net income and earnings per share, for 1999 or 1998 and are therefore not presented in the table. The unaudited pro forma results of operations consist of the historical results of the Company and the acquired entities, as adjusted to give effect to additional interest, depreciation and amortization expense arising from the acquisitions. This pro forma information does not include reductions to operating expenses resulting from the elimination of duplicate functions and facilities directly attributable to the acquisitions. This pro forma information does not purport to be indicative of the combined results of operations which would have actually been obtained had the acquisitions been made as of those dates, or which may be obtained in the future.


                                                                      Year               Year
                                                                     Ended              Ended
                                                               December 31,       December 31,
(In thousands)                                                        1998               1997

Pro forma net sales                                        $       321,710     $      337,818
Pro forma net income (loss)                                $         2,459     $       (7,585)
Pro forma net income (loss) per common share:
      Basic                                                $          0.33     $        (1.01)
      Diluted                                              $          0.33     $        (1.01)
Weighted average number of common shares                             7,536              7,536
                                                          ========================================


3.       INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                               December  31,        December 31,
(In thousands)                                                         1999                1998

Goodwill                                                   $        117,319     $       117,147
Non-compete agreements                                               14,580              14,181
Debt issuance costs                                                   2,012               1,857
                                                           ----------------------------------------
                                                                    133,911             133,185
Less accumulated amortization                                        25,796              18,659
                                                           ----------------------------------------

Intangible assets, net                                     $        108,115     $       114,526
                                                          =========================================


4.       LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                December 31,        December 31,
(In thousands)                                                         1999                1998

Revolving Credit Facility                                  $         48,900     $        44,900
Term Credit Facility                                                 35,495              40,000
Senior Subordinated Debt                                             30,000              30,000
Notes payable to former owners of acquired businesses
      with interest at various rates up to 12%, due at
      various dates through 2007                                      6,905              12,418
Other long-term financing at various rates                            1,821               1,787
                                                           ----------------------------------------
                                                                    123,121             129,105
Less current maturities                                              11,518               9,985
                                                           ----------------------------------------

                                                           $        111,603     $       119,120
                                                           ========================================


Revolving Credit Facility: The Company has a revolving credit facility with a syndicate of banks, limited to the lesser of (1) $60 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory plus $7.5 million less letter of credit obligations and a reserve for three months facility rent. Principal is due on November 19, 2003. Interest rates and payment dates are variable based upon interest rate and term options selected by management. Interest rates at December 31, 1999 on outstanding revolving credit borrowings varied from 8.1% to 9.75%. Revolving credit borrowings are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, of 2.25% over LIBOR or 1.0% over prime in the case of Floating Rate Advances. The Company is charged an annual administrative fee of $50,000, and an annual commitment fee, payable monthly, that ranges between 0.2% and 0.5% of the unused portion of the revolving line of credit. At December 31, 1999, the Company had $11,100,000 of available borrowings under its revolving credit facility.

Term Credit Facility: The term loan, which expires on November 19, 2003, requires quarterly principal payments that began on March 31, 1999. Quarterly principal payments in 2000 are $1.5 million and increase in amount each year over the remaining term of the loan. Interest rates and payment dates are variable based upon interest rate and term options selected by management. Interest rates at December 31, 1999 varied from 8.2% to 8.3% on outstanding term borrowings. Term borrowings are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, of 2.25% over LIBOR.

Combined Facilities: Substantially all of the Company's assets serve as collateral for the revolving credit facility and term credit facility. These credit agreements contain various quarterly and annual covenants pertaining to, among other things, achieving a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum interest expense coverage ratio and a minimum consolidated net worth level. The covenants also limit purchases and sales of assets and restrict payment of dividends. On September 22, 1999 the Company amended its credit agreements. The amendment made certain covenants less restrictive and increased borrowing availability under the borrowing base calculation, subject to certain covenants, by $7.5 million. The quarterly covenants are effective over the entire term of the facilities, with the various coverage ratios and net worth levels becoming more stringent during the life of the credit facilities. As of December 31, 1999, the Company was in compliance with its covenants.

Senior Subordinated Debt: The senior subordinated debt owed to LDI matures May 19, 2004. During December 1999, LDI sold $10.2 million of the subordinated notes to two affiliated trusts. Interest accrues at 9.0% annually and is payable quarterly. The subordinated debt is expressly subordinate in right of payment to all senior indebtedness.

Senior Subordinated Revolving Credit Facility: The Company had a senior subordinated revolving credit facility with LDI for $10 million to fund working capital and acquisition needs. The facility expired on June 29, 1999 and is no longer available to the Company. Interest rates and payment dates were variable based upon interest and term options selected by management. The Company borrowed and repaid $3.8 million under this facility during 1999.

The aggregate principal payments for the next five years subsequent to December 31, 1999 are as follows:

(In thousands)

2000                                                                 $  11,518
2001                                                                    10,636
2002                                                                    10,646
2003                                                                    59,864
2004                                                                    30,269
Thereafter                                                                 188
                                                                     ----------

                                                                     $ 123,121
                                                                     ==========


The carrying amounts of certain financial instruments such as cash, accounts receivable, accounts payable, and long-term debt approximate their fair values. The fair value of long-term debt is estimated using discounted cash flows and the Company's current incremental borrowing rates for similar types of arrangements.

5.       EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan ("Plan") which covers substantially all employees who have met certain requirements as to date of service. The Company currently contributes up to 25% of each $1.00 contributed by employees up to 6% of their annual compensation. In addition, the Company may contribute, at the discretion of the Board of Directors, an additional amount up to 4% of employees' annual compensation. Company contributions charged to operations under the Plan were approximately $213,000, $191,000 and $182,000 for years ended December 31, 1999, 1998 and 1997, respectively. Employees of Thompson and AutoPaints were merged into the plan during 1999 and 1998, respectively.

6.       STOCK OPTIONS

The Company has a stock option plan that was amended on April 29, 1999, under which officers, key employees, and directors may be granted options to purchase stock. The amendments included increasing the number of shares of common stock reserved for issuance under the plan from 600,000 to 750,000 and changing the method for determining the exercise price of the options on the date of grant. All options granted under this plan have been granted at a price not less than the fair market value of the Company's common stock on the date of grant and have a maximum life of ten years from the date of the grant. All grants prior to 1998 were fully vested at the date of issue. Certain stock options granted in 1999 and 1998 were also fully vested at the date of issue, while others vest over periods ranging from one to four years.

The Company recognizes compensation expense related to its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Options are granted at a price not less than the fair market value of the Company's common stock on the date of grant, therefore, no compensation expense is recognized. Had compensation expense been determined at the date of grant based on the fair value of the awards consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

                                                        Year                Year                Year
                                                       Ended               Ended               Ended
                                                 December 31,        December 31,        December 31,
(In thousands, except per share data)                   1999                1998                1997
Net income:
      As reported                            $         3,711     $         1,988     $           656
      Pro forma                              $         3,201     $         1,299     $           523

Net income per share:
      As reported, Basic                     $          0.49     $          0.29     $          0.11
      As reported, Diluted                   $          0.49     $          0.29     $          0.11

      Pro forma, Basic                       $          0.42     $          0.19     $          0.09
      Pro forma, Diluted                     $          0.42     $          0.19     $          0.09


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1999, 1998, and 1997, respectively: risk free interest rate of 5.6%, 5.0%, and 5.5%; no dividend yield; expected option lives of nine years; and stock price volatility of 50.4%, 49.6%, and 46.8%.


                                           December 31,                 December 31,                 December 31,
                                               1999                         1998                         1997

                                                     Weighted                      Weighted                     Weighted
                                                     -Average                      -Average                     -Average
                                                     Exercise                      Exercise                     Exercise

                                       Options          Price       Options           Price      Options           Price
Outstanding-beginning of year          426,490   $        8.89      210,000   $        9.92      169,310   $       10.71
Granted                                100,024   $        6.03      263,800   $        8.38       45,000   $        7.00
Exercised                                    -   $           -          800   $        8.25            -   $           -
Forfeited                                2,480   $        8.96       46,510   $       10.65        4,310   $       10.50

                                    --------------------------------------------------------------------------------------
Outstanding-end of year                524,034   $        8.35      426,490   $        8.89      210,000   $        9.92
                                    ======================================================================================

Exercisable-end of year                363,034   $        8.61      260,890   $        9.09      210,000   $        9.92
                                    ======================================================================================



                                                                            Exercise Price Range
                                                        --------------------------------------------------------------
                                                           $5.34-$8.25         $10.25-$11.55             Total
                                                        -------------------  -------------------  --------------------
Options outstanding                                               322,924              201,110               524,034
Weighted average exercise price                         $            6.70    $           10.99    $             8.35
Average remaining contractual life                              8.5 years            6.3 years             7.7 years
Options exercisable                                               205,124              157,910               363,034
Weighted average exercise price                         $            6.90    $           10.83    $             8.61


The weighted-average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 were $3.84, $4.62, and $4.85 per option, respectively, where the exercise price of the options equaled the market price on the date of grant. Certain options were granted during 1999 and 1998 where the exercise price of the options exceeded the market value of the stock on the date of grant. The weighted-average fair value of these options was $3.67 and $6.51 per option at December 31, 1999 and 1998, respectively. The remaining contractual life of options outstanding at December 31, 1999 is 7.7 years.

7.       INCOME TAXES

The provision for federal and state income taxes consisted of the following:

                              Year                 Year               Year
                             Ended                Ended              Ended
                       December 31,         December 31,       December 31,
(In thousands)                1999                 1998               1997

Current:
      Federal     $          2,383     $             96     $        1,010
      State                    724                   87                186
                  ------------------------------------------------------------
                             3,107                  183              1,196
                  ------------------------------------------------------------
Deferred:
      Federal                  952                 2,082              (616)
      State                    173                   167               (65)
                  ------------------------------------------------------------
                             1,125                 2,249              (681)
                  ------------------------------------------------------------

                  $          4,232     $           2,432    $          515
                  ============================================================

The reconciliation of income taxes computed at the federal statutory tax rate to the Company's effective tax rate is as follows:


                                                     Year                 Year                   Year
                                                    Ended                Ended                  Ended
                                              December 31,         December 31,           December 31,
                                                     1999                 1998                   1997
      Federal statutory tax rate                    34.0%                34.0%                34.0%
      State tax provision                            7.5%                 3.8%                 6.8%
      Nondeductible intangible amortization          8.4%                14.7%                 3.9%
      Other                                          3.4%                 2.5%                (0.7%)
                                             ----------------------------------------------------------

Effective tax rate                                  53.3%                55.0%                  44.0%
                                             ==========================================================


Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                           December 31,         December 31,
(In thousands)                                     1999                 1998

Deferred tax assets:
      Depreciation                    $             887    $             915
      Amortization of intangibles                 1,450                1,319
      Allowances                                    838                1,435
      Inventory                                     915                  967
      Accrued expenses and other                  1,461                2,040
                                      -----------------------------------------
                                      $           5,551    $           6,676
                                      =========================================


8.       COMMITMENTS AND CONTINGENCIES

FinishMaster occupies facilities and uses equipment under operating lease agreements requiring annual rental payments approximating the following amounts for the five years subsequent to December 31, 1999:

(In thousands)

2000                                                    $           8,086
2001                                                                5,297
2002                                                                3,714
2003                                                                2,558
2004                                                                1,642
Thereafter                                                            716
                                                        ------------------
                                                        $          22,013
                                                        ==================

Rent expense charged to operations, including short-term leases, totaled $8,533,000, $6,306,000, and $3,832,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

The Company is dependent on four main suppliers for the purchases of the paint and related supplies that it distributes. A loss of one of the suppliers or a disruption in the supply of the products provided could have a material adverse effect on the Company's operating results. The suppliers also provide purchase discounts, prompt payment discounts, extended terms, and other incentive programs to the Company. To the extent these programs are changed or terminated, there could be a material adverse impact to the Company.

The Company has three agreements with warehouse suppliers for the purchase of certain paint and non-paint supplies in specified geographic locations. The agreements provide for aggregate specified minimum purchases of $7.9 million for 2000, and $1.5 million for 2001, 2002, and 2003. The agreements expire in 2000 and 2003.

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

The Company is subject to various claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, environmental, product liability, automobile, taxes, discrimination, employment and other matters. Management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

9.       QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the quarterly results of operations for each period presented.


                                                                           Three Months ended

                                               ----------------------------------------------------------------------------
                                                   March 31,            June 30,      September 30,         December 31,
(In thousands,  except per share data)                  1999                1999               1999                 1999
                                               ----------------  ----------------   ------------------  -------------------

Net sales                                      $      80,106     $      83,212      $       82,460      $         78,712
Gross margin                                   $      28,620     $      29,777      $       29,878      $         28,727
Income from operations                         $       5,073     $       5,270      $        4,728      $          3,674
Income before income taxes                     $       2,326     $       2,609      $        2,076      $            932
Net income                                     $       1,176     $       1,302      $        1,051      $            182
Net income per share - Diluted                 $        0.16     $        0.17      $         0.14      $           0.02

                                                                           Three Months ended

                                               ----------------------------------------------------------------------------
                                                   March 31,          June 30,        September 30,         December 31,
(In thousands,  except per share data)                  1998              1998                 1998                 1998
                                               ----------------  ----------------   ------------------  -------------------

Net sales                                      $      76,024     $      76,758      $       80,338      $         76,826
Gross margin                                   $      26,945     $      27,027      $       28,306      $         27,400
Income from operations                         $       3,881     $       4,156      $        3,884      $          3,974
Income before income taxes                     $       1,007     $       1,329      $          951      $          1,133
Net income                                     $         528     $         699      $           79      $            682
Net income per share - Diluted                 $        0.09     $        0.12      $         0.01      $           0.09


10.        NET INCOME PER SHARE

In 1997,  the Company  adopted the  provisions  of SFAS No. 128,  "Earnings  Per
Share." SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding, adjusted for the effect of dilutive stock options. All net income per share amounts reported herein are in accordance with the provisions of this Statement.

The following table sets forth the computation of basic and diluted net income per share:


                                                      Year                Year                Year
                                                     Ended               Ended               Ended
                                               December 31,        December 31,        December 31,
(In thousands, except per share data)                 1999                1998                1997

Numerator:
      Net income                           $         3,711     $         1,988     $           656
                                           ----------------------------------------------------------
Denominator:
      Basic-weighted average shares                  7,536               6,775               5,994

      Effect of dilutive stock options                   9                   5                   -
                                           ----------------------------------------------------------
      Diluted-weighted average shares                7,545               6,780               5,994
                                           ----------------------------------------------------------

Basic net income per share                 $          0.49     $          0.29     $          0.11
                                           ----------------------------------------------------------

Diluted net income per share               $          0.49     $          0.29     $          0.11
                                           ==========================================================


The overall effect of employee stock options on the calculation of weighted average shares outstanding for purposes of determining diluted earnings per share was antidilutive for the year ended December 31, 1997. For all years presented, antidilutive stock options were excluded in the determination of dilutive earnings per share.

11.      SUBSEQUENT EVENTS

In February 2000, the Company obtained a $7.5 million revolving credit facility with a syndicate of banks to finance future acquisitions. This credit facility expires in February 2002. Interest rates and payments are based upon one of two options selected by management, LIBOR plus 3.0% or an alternative base rate that is prime plus 1%. The Company is charged a commitment fee of 0.5% on the average daily unused portion of the facility, due quarterly.

The Company completed three acquisitions in the first quarter of 2000. These acquisitions were not significant to the Company's results of operations, cash flows or financial position.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1999.

ITEM 11 - EXECUTIVE COMPENSATION

Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 1999.

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

Date    March 28, 2000                      FINISHMASTER, INC.

                                            By: /s/ Robert R. Millard
                                            ----------------------------------
                                                Robert R. Millard
                                                Senior Vice President, Finance
                                                And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                     Date                 Title
--------------------------------------------------------------------------------
(1)    Principal Executive Officer:

/s/ Andre B. Lacy
------------------------------
Andre B.  Lacy                        March 28, 2000      Chairman of the Board

(2)    Principal Financial
       and Accounting Officer:

/s/ Robert R. Millard
--------------------------------
Robert R. Millard                     March 28, 2000      Senior Vice President,
                                                          Finance and Chief
                                                          Financial Officer
(3)    A Majority of the
       Board of Directors:

/s/ Andre B. Lacy
--------------------------------
Andre B.  Lacy                        March 28, 2000      Director

/s/ Thomas U. Young
--------------------------------
Thomas U.  Young                      March 28, 2000      Director

/s/ Margot L. Eccles
--------------------------------
Margot L.  Eccles                     March 28, 2000      Director

/s/ Wes N. Dearbaugh
--------------------------------
Wes N. Dearbaugh                      March 28, 2000      Director

/s/ Peter L. Frechette
--------------------------------
Peter L.  Frechette                   March 28, 2000      Director

/s/ David W. Knall
--------------------------------
David W. Knall                        March 28, 2000      Director

/s/ Michael L. Smith
--------------------------------
Michael L.  Smith                     March 28, 2000      Director

/s/ Walter S. Wiseman
--------------------------------
Walter S.  Wiseman                    March 28, 2000      Director

                       FINISHMASTER, INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

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

     3.2 Amended and Restated Code of Bylaws of FinishMaster, Inc., an Indiana corporation (previously filed with Form 10-K/A dated April 14, 1998)

     10.1 FinishMaster, Inc. Stock Option Plan (Amended and Restated as of April 29, 1999) (previously filed with Registrant's proxy statement on Schedule 14/A dated April 9, 1999)

     21*         Subsidiaries  of the  Registrant

     23*         Consent of Independent Accountants

     27.1*       Financial Data Schedule

     99(a)* Amended and Restated Credit Agreement, dated as of February 1, 2000, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and Bank One, Indiana, N.A., as Agent

     99(b) Subordinated Note Agreement, dated as of November 19, 1997, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 8-K dated December 3, 1997)

*  filed herein

       Schedule II - Valuation and Qualifying Accounts (In thousands)


                                                                   Additions
                                                         -------------------------------
                                                                                                                       Balance
                                         Balance at       Charged to        Charged to                                 at End
                                         Beginning        Costs and         Other                                      of
Description                              of Period        Expenses          Accounts            Deductions             Period
--------------------------------------- ------------- -- ------------ --- -------------- ----- -------------- ----- --------------
Year ended December 31, 1999:
     Allowance for doubtful accounts     $     1,680      $      433       $          0          $       694  (B)    $     1,419

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