Form 10-Q
period 2000-03-31
FINISHMASTER INC
filed 2000-05-15
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

On May 1, 2000, there were 7,539,140 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q

                      For the Quarter Ended March 31, 2000

                                TABLE OF CONTENTS

                                                                            PAGE

Part I.  Financial Information                                                 3

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets (unaudited)                        3

      Condensed Consolidated Statements of Operations (unaudited)              4

      Condensed Consolidated Statements of Cash Flows (unaudited)              5

      Notes to Condensed Consolidated Financial Statements (unaudited)         6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      8

Part II.  Other Information                                                   12

   Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                    13

                          PART I. FINANCIAL STATEMENTS
                               FINISHMASTER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                              March 31,    December 31,
                                                                2000         1999 (1)
                                                              --------       --------
ASSETS                                                       (unaudited)

CURRENT ASSETS

     Cash                                                     $  1,024       $    619
     Accounts receivable, net of allowance for doubtful
        accounts of $1,389  and $1,419, respectively            32,684         30,135
     Inventory                                                  53,481         56,830
     Prepaid expenses and other current assets                   7,174          6,924
                                                              --------       --------

          TOTAL CURRENT ASSETS                                  94,363         94,508

PROPERTY AND EQUIPMENT, NET                                      7,693          7,720

OTHER ASSETS

     Intangible assets, net                                    107,583        108,115
     Other                                                       3,775          3,892
                                                              --------       --------
                                                               111,358        112,007
                                                              --------       --------

                                                              $213,414       $214,235
                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $ 22,084       $ 26,623
     Accrued expenses and other current liabilities              7,419          8,220
     Current maturities of long-term debt                       11,787         11,518
                                                              --------       --------

          TOTAL CURRENT LIABILITIES                             41,290         46,361

LONG-TERM OBLIGATIONS                                          118,151        114,805

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
        authorized; no shares issued or outstanding
     Common stock, $1 stated value, 25,000,000
        shares authorized; 7,539,140 and 7,537,636
        shares issued and outstanding                            7,538          7,538
     Additional paid-in capital                                 27,359         27,359
     Retained earnings                                          19,076         18,172
                                                              --------       --------

                                                                53,973         53,069
                                                              --------       --------

                                                              $213,414       $214,235
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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                             -----------------------------------
                                                                  2000               1999
                                                             ---------------    ----------------
NET SALES                                                    $       84,670      $       80,106

COST OF SALES                                                        54,737              51,486
                                                             ---------------    ----------------

     GROSS PROFIT                                                    29,933              28,620
                                                             ---------------    ----------------

EXPENSES

     Operating                                                       13,447              11,797
     Selling, general and administrative                             10,326              10,054
     Amortization of intangible assets                                1,517               1,696
                                                             ---------------    ----------------

     TOTAL                                                           25,290              23,547

                                                             ---------------    ----------------

INCOME FROM OPERATIONS                                                4,643               5,073

     Interest expense, net                                            2,888               2,747
                                                             ---------------    ----------------

INCOME BEFORE INCOME TAXES                                            1,755               2,326

     Income tax expense                                                 851               1,150
                                                             ---------------    ----------------

          NET INCOME                                         $          904      $        1,176
                                                             ===============    ================
NET INCOME PER SHARE--BASIC                                  $         0.12      $         0.16
                                                             ===============    ================
NET INCOME PER SHARE--DILUTED                                $         0.12      $         0.16
                                                             ===============    ================
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING--BASIC            7,538               7,536
                                                             ===============    ================
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING--DILUTED          7,572               7,543
                                                             ===============    ================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
OPERATING ACTIVITIES                                                       2000            1999
                                                                         --------        --------
   Net income                                                            $    904        $  1,176
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                        2,556           2,709
       Changes in operating assets and liabilities
       (excluding the impact of acquisitions):
           Accounts receivable, net                                        (2,003)         (1,583)
           Inventories                                                      4,878           6,341
           Prepaid expenses and other assets                                 (540)          1,139
           Accounts payable and accrued expenses                           (5,570)         (4,896)
                                                                         --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     225           4,886

INVESTING ACTIVITIES
  Business acquisitions and payments under
       earn-out provisions of prior acquisition agreements                 (1,650)           (264)
   Purchases of property and equipment                                       (255)           (308)
                                                                         --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                      (1,905)           (572)

FINANCING ACTIVITIES
   Borrowings from long-term debt                                           6,863          32,300
   Repayments of long-term debt                                            (4,778)        (36,426)
                                                                         --------        --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         2,085          (4,126)
                                                                         --------        --------

INCREASE IN CASH                                                              405             188

CASH AT THE BEGINNING OF PERIOD                                               619           1,009
                                                                         --------        --------

CASH AT THE END OF PERIOD                                                $  1,024        $  1,197
                                                                         ========        ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

FINISHMASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

Basis of Presentation: The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1999 Annual Report on Form 10-K.

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading independent distributor of automotive paints, coatings, and paint-related accessories primarily to the automotive collision repair industry in the United States. As of March 31, 2000, the Company operated 161 distribution branches and three major distribution centers in 22 states, making it the only national independent distributor in the industry. The Company is organized into three major geographic regions and operating segments - the Southeastern, Western, and Central/Northeastern Divisions. These three operating segments are aggregated into a single reportable segment. The Company has over 30,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is highly dependent on the key suppliers outlined above, which account for approximately 80% of the Company's purchases.

Principles of Consolidation: The Company's consolidated financial statements include the accounts of FinishMaster, Refinishers Warehouse, Inc., and Thompson PBE, Inc. All significant intercompany accounts and transactions have been eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is an indirect wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 74.1% of the outstanding shares at March 31, 2000. Throughout the remainder of this report, LDI and Distribution are collectively referred to as "LDI."

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

2.   ACQUISITIONS

During the first quarter of 2000, the Company completed three acquisitions that are not material to its historical or pro forma results of operations.

3.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)            Three Months Ended March 31,
                                                 ----------------------------
                                                    2000            1999
                                                   ------          ------
Numerator:
   Net Income                                      $  904          $1,176
                                                   ======          ======
Denominator:
   Basic-weighted average shares                    7,538           7,536
   Effect of dilutive stock options                    34               7
                                                   ------          ------
   Diluted-weighted average shares                  7,572           7,543
                                                   ======          ======

Basic net income per share                         $ 0.12          $ 0.16
                                                   ======          ======

Diluted net income per share                       $ 0.12          $ 0.16
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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)              2000                 Change               1999
--------------------------------------------------------------------------------
Net sales               $      84,670              5.7%             $    80,106
--------------------------------------------------------------------------------

Net sales for the first quarter increased $4.6 million, or 5.7%, due to same branch sales growth and acquisitions. Same branch sales increased approximately $2.0 million, or 2.5%, with the remainder of the increase attributed to the effect of recent acquisitions.

                                            Three Months Ended March 31,
-------------------------------------------------------------------------------
(In thousands)                         2000           Change         1999
-------------------------------------------------------------------------------
Gross margin                          $   29,933        4.6%        $   28,620
Percentage of net sales                     35.4%                         35.7%
-------------------------------------------------------------------------------

Gross margin increased $1.3 million, or 4.6%, due entirely to the increase in net sales. Higher net sales volume impacted gross margin by approximately $1.6 million. Gross margin as a percentage of net sales decreased slightly from 35.7% to 35.4%, impacting margins by $0.3 million.

                                         Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                     2000               Change          1999
--------------------------------------------------------------------------------
Operating expenses                $   13,447           14.0%         $   11,797
Percentage of net sales                 15.9%                              14.7%
--------------------------------------------------------------------------------

Operating expenses consist of wages, facility, vehicle and related costs for the Company's branch and distribution locations. Operating expenses increased $1.7 million, or 14.0%, as a result of higher operating expenses related to increased sales volume and recently completed acquisitions, and a general overall increase in expenses, principally wages and benefits. Management is implementing actions to reduce expenses.

                                       Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                      2000              Change          1999
--------------------------------------------------------------------------------
Selling, general and
    administrative expenses        $   10,326           2.7%         $   10,054
Percentage of net sales                  12.2%                             12.6%
--------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") consist of costs associated with the Company's corporate support staff, and expenses for commissions, wages, and customer sales support activities. SG&A expenses increased $0.3 million, or 2.7%, primarily as a result of higher wages and commissions associated with the higher sales volume.

                                      Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                        2000            Change          1999
--------------------------------------------------------------------------------
Amortization of intangible
     assets                          $    1,517        10.6%       $      1,696
Percentage of net sales                    1.8%                            2.1%
--------------------------------------------------------------------------------

Amortization expense decreased $0.2 million, or 10.6%, as a result of certain intangible assets, principally non-compete agreements, becoming fully amortized.

                                             Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                          2000             Change       1999
--------------------------------------------------------------------------------
Interest expense, net                $      2,888          5.1%    $      2,747
Percentage of net sales                       3.4%                          3.4%
--------------------------------------------------------------------------------

Interest expense increased $0.1 million, or 5.1%, due to higher interest rates. The Company's annualized effective interest rate in the first quarter increased by 45 basis points compared to the prior year period. Partially offsetting the impact of higher interest rates were lower average outstanding borrowings during the quarter.

                                            Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                         2000           Change          1999

--------------------------------------------------------------------------------
Income tax expense                    $      851       26.0%       $     1,150
Percentage of net sales                      1.0%                          1.4%
Effective tax rate                          48.5%                         49.4%
--------------------------------------------------------------------------------

Income tax expense decreased $0.3 million, or 26.0%, due to lower income before income taxes. The effective tax rate varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. In 1999, the Company's effective tax rate for the year was 53.3%. The lower projected rate for 2000 is reflective of higher anticipated full year income before income taxes and consistent levels of nondeductible items.

                                          Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands, except per share data)     2000           Change       1999
--------------------------------------------------------------------------------
Net income                             $        904       23.1%      $   1,176
Percentage of net sales                         1.1%                       1.5%
Net income per share                   $       0.12                  $    0.16
--------------------------------------------------------------------------------

Factors contributing to the changes in net income and the related per share amounts are discussed in the detail above.

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

Financial Condition, Liquidity and Capital Resources

(In thousands)                             March 31,            December 31,
                                              2000                  1999
--------------------------------------------------------------------------------
Working capital                         $        53,073       $         48,147
Long-term debt                          $       114,949       $        111,603
--------------------------------------------------------------------------------


                                      Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                                       2000            1999
--------------------------------------------------------------------------------
Cash provided by (used in) operating activities   $      225       $  4,886
Cash used in investing activities                 $   (1,905)      $   (572)
Cash used in financing activities                 $    2,085       $ (4,126)
--------------------------------------------------------------------------------

Net cash generated from operating activities was $0.2 million in the first quarter of 2000 compared with $4.9 million in 1999. This decrease was a result of a negative change in cash flows generated from operating assets and liabilities and lower earnings. The negative change in cash flows generated from operating assets and liabilities was attributable to increased payments of accounts payable and accrued expenses, increases in accounts receivable, a change in the component mix of prepaid expenses and other assets, and a smaller decrease in seasonal inventory levels than prior year.

Net cash used in investing activities, primarily for acquisitions, was $1.9 million for the first quarter, up from $0.6 million in the prior year period. The Company completed three acquisitions in the current year period, one in California and two in South Carolina.

Net cash provided by financing activities, primarily the borrowing of funds, was $2.1 million for the quarter ended March 31, 2000, compared to $4.1 million used in the prior year period. Lower cash provided by operating activities and increased acquisition activity necessitated the borrowing of funds in the current year quarter compared to the repayment of debt in 1999.

Total capitalization at March 31, 2000 was $180.7 million, comprised of $126.7 million of debt and $54.0 million of equity. Debt as a percentage of total capitalization was 70.1% at March 31, 2000 compared to 69.9% at December 31, 1999.

At March 31, 2000 the Company had term credit and revolving credit facilities totaling $93.0 million, and senior subordinated debt of $30.0 million. The Company was in compliance with the covenants underlying its credit facilities, and had estimated availability under its revolving credit facilities of $6.6 million as of May 1, 2000, based upon the March 31, 2000 borrowing base calculation. The Company also obtained a $7.5 million revolving credit facility to finance future acquisitions of which $6.2 million is currently available.

Based on current and projected operating results and giving effect to total indebtedness, the Company believes that cash flow from operations and funds available from lenders and other creditors will provide adequate funds for ongoing operations, debt service and planned capital expenditures.

Year 2000 Date Conversion

The Company successfully implemented its Year 2000 remediation plan for all affected technology-based systems. Following the arrival of the Year 2000, the Company has not experienced any problems with its technology-based systems or materials supplied by third parties. There was no interruption in the Company's ability to deliver its products and transact business with its suppliers and customers. The Company continues to monitor its systems and suppliers for any unanticipated issues that may not yet have manifested.

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

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits, unless otherwise indicated, have been filed as exhibits to documents otherwise filed by the Registrant, and are hereby incorporated by reference.

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

         10.1 FinishMaster, Inc. Stock Option Plan (Amended and Restated as of April 29, 1999) (previously filed with Registrant's proxy statement on Schedule 14/A dated April 9, 1999)

         21 Subsidiaries of the Registrant (previously filed with Form 10K dated March 30, 2000)

         27.1*  Financial Data Schedule

         99(a) Amended and Restated Credit Agreement, dated as of February 1, 2000, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and Bank One, Indiana, N.A., as Agent (previously filed with Form 10K dated March 30, 2000)

         99(b) Subordinated Note Agreement, dated as of November 19, 1997, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 8-K dated December 3, 1997)


       *filed herein

(b) Reports on Form 8-K. There were no reports on Form 8-K filed in the quarter ended March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    May 9, 2000                        FINISHMASTER, INC.

                                           By: /s/ Wesley N. Dearbaugh
                                           -------------------------------------
                                           Wesley N. Dearbaugh
                                           President and Chief Operating Officer

                                           By: /s/ Robert R. Millard
                                           -------------------------------------
                                           Robert R. Millard
                                           Senior Vice President and
                                           Chief Financial Officer