Form 10-Q
period 2000-06-30
FINISHMASTER INC
filed 2000-08-14
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For The Quarter Ended June 30, 2000

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

                                                               Yes  X     No
                                                               -------    ------

On August 14, 2000, there were 7,539,140 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000

                                TABLE OF CONTENTS



Part I.  Financial Information

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets

            Condensed Consolidated Statements of Operations

            Condensed Consolidated Statements of Cash Flows

            Notes to Condensed Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.    Other Information

   Item 6.  Exhibits and Reports on Form 8-K

Signatures

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (unaudited)

                               FINISHMASTER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   June 30,         December 31,
                                                                     2000             1999 (1)
                                                                ------------       ------------
ASSETS                                                            (unaudited)

CURRENT ASSETS

     Cash                                                       $       932          $      619
     Accounts receivable, net of allowance for doubtful
        accounts of $1,431 and $1,680, respectively                  31,916              30,135
     Inventory                                                       53,448              56,830
     Prepaid expenses and other current assets                        6,602               6,924
                                                                ------------        ------------

          TOTAL CURRENT ASSETS                                       92,898              94,508

PROPERTY AND EQUIPMENT, NET                                           7,483               7,720

OTHER ASSETS

     Intangible assets, net                                         104,634             108,115
     Other                                                            5,566               3,892
                                                                ------------        ------------
                                                                    110,200             112,007
                                                                ------------        ------------

                                                                $   210,581          $  214,235
                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                           $    21,503          $   26,623
     Accrued expenses and other current liabilities                   9,242               8,220
     Current portion of long-term debt                               11,379              11,518
                                                                ------------        ------------

          TOTAL CURRENT LIABILITIES                                  42,124              46,361

LONG-TERM OBLIGATIONS                                               113,413             114,805

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
        authorized; no shares issued or outstanding                     ---                 ---
     Common stock, $1 stated value, 25,000,000
        shares authorized; 7,539,140 and 7,537,636
        shares issued and outstanding                                 7,540               7,538
     Additional paid-in capital                                      27,367              27,359
     Retained earnings                                               20,137              18,172
                                                                ------------        ------------

                                                                     55,044              53,069
                                                                ------------        ------------

                                                                $   210,581          $  214,235
                                                                ============        ============


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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended                    Six Months Ended
                                                                      June 30,                             June 30,
                                                          ---------------------------------   -----------------------------------
                                                              2000               1999              2000                1999
                                                          --------------    ---------------   ---------------     ---------------
NET SALES                                                 $      87,343       $     83,212    $      172,013      $      163,318

COST OF SALES                                                    55,984             53,435           110,721             104,921
                                                          --------------    ---------------   ---------------     ---------------

     GROSS MARGIN                                                31,359             29,777            61,292              58,397
                                                          --------------    ---------------   ---------------     ---------------

EXPENSES

     Operating                                                   13,325             12,469            26,772              24,570
     Selling, general and administrative                         11,033             10,256            21,359              19,964
     Amortization of intangible assets                            1,544              1,782             3,061               3,520
                                                          --------------    ---------------   ---------------     ---------------

     TOTAL                                                       25,902             24,507            51,192              48,054
                                                          --------------    ---------------   ---------------     ---------------

INCOME FROM OPERATIONS                                            5,457              5,270            10,100              10,343

     Interest expense, net                                        3,050              2,661             5,938               5,408
                                                          --------------    ---------------   ---------------     ---------------

INCOME BEFORE INCOME TAXES                                        2,407              2,609             4,162               4,935
     Income tax expense                                           1,346              1,307             2,197               2,457
                                                          --------------    ---------------   ---------------     ---------------

          NET INCOME                                      $       1,061       $      1,302    $        1,965      $        2,478
                                                          ==============    ===============   ===============     ===============

NET INCOME PER SHARE--BASIC                                $        0.14       $       0.17    $         0.26      $         0.33
                                                          ==============    ===============   ===============     ===============

NET INCOME PER SHARE--DILUTED                              $        0.14       $       0.17    $         0.26      $         0.33
                                                          ==============    ===============   ===============     ===============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING--BASIC
                                                                  7,539              7,536             7,539               7,536
                                                          ==============    ===============   ===============     ===============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING--DILUTED
                                                                  7,544              7,536             7,558               7,539
                                                          ==============    ===============   ===============     ===============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                 ---------------------------------------
OPERATING ACTIVITIES                                                   2000                  1999
                                                                 -----------------     -----------------
   Net income                                                     $        1,965        $        2,478
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                       5,026                 5,397
       Amortization of financing costs                                       281                   167
       Changes in operating assets and liabilities:
           Accounts receivable                                            (1,235)               (1,149)
           Inventories                                                     4,942                 6,615
           Prepaid expenses and other current assets                      (1,050)                3,097
           Accounts payable and accrued expenses                          (3,977)               (9,069)
                                                                 -----------------     -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  5,952                 7,536
                                                                 -----------------     -----------------

INVESTING ACTIVITIES
  Business acquisitions                                                   (1,650)                 (181)
   Purchases of property and equipment                                      (539)                 (629)
  Other                                                                     (217)                  (89)
                                                                 -----------------     -----------------
NET CASH USED IN INVESTING ACTIVITIES                                     (2,406)                 (899)
                                                                 -----------------     -----------------

FINANCING ACTIVITIES
   Borrowings from long-term debt                                         53,649                57,280
   Repayments of long-term debt                                          (56,723)              (63,968)
   Debt issuance costs                                                      (159)                  ---
                                                                 -----------------     -----------------
NET CASH USED IN FINANCING ACTIVITIES                                     (3,233)               (6,688)
                                                                 -----------------     -----------------

INCREASE (DECREASE) IN CASH                                                  313                  (51)

CASH AT THE BEGINNING OF PERIOD                                              619                 1,009
                                                                 -----------------     -----------------

CASH AT THE END OF PERIOD                                         $          932        $          958
                                                                 =================     =================




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

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading independent distributor of automotive paints, coatings, and paint-related accessories primarily to the automotive collision repair industry in the United States. As of June 30, 2000, the Company operated 159 distribution branches and three major distribution centers in 22 states, making it the only national independent distributor in the industry. The Company is organized into three major geographic regions and operating segments - the Southeastern, Western, and Central/Northeastern Divisions. These three operating segments are aggregated into a single reportable segment. The Company has over 30,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster Private Brand refinishing accessory products. The Company is highly dependent on the key suppliers outlined above, which account for approximately 80% of the Company's purchases.

Principles of Consolidation: The Company's consolidated financial statements include the accounts of FinishMaster, Refinishers Warehouse, Inc., and Thompson PBE, Inc. All significant intercompany accounts and transactions have been eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is a wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 74.1% of the outstanding shares at June 30, 2000. Throughout the remainder of this report, LDI and Distribution are collectively referred to as "LDI."

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

Reclassification: Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.   ACQUISITIONS

During the first quarter of 2000, the Company completed three acquisitions that are not material to its results of operations. No acquisitions were made in the second quarter of 2000. Pro forma effects of the current and prior year acquisitions have not been presented, as the effects are not material.

3.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)                  Three Months Ended June 30,         Six Months Ended June 30,
                                                    --------------------------------      ---------------------------
                                                          2000              1999              2000            1999
                                                    --------------    --------------      ------------    -----------
Numerator:
   Net income                                       $       1,061     $       1,302       $     1,965     $     2,478
                                                    ==============    ==============      ============    ============
Denominator:
   Basic-weighted average shares                            7,539             7,536             7,539           7,536
   Effect of dilutive stock options                             5               ---                19               3
                                                    --------------    --------------      ------------    ------------
   Diluted-weighted average shares                          7,544             7,536             7,558           7,539
                                                    ==============    ==============      ============    ============

Basic net income per share                          $        0.14     $        0.17       $      0.26     $      0.33
                                                    ==============    ==============      ============    ============

Diluted net income per share                        $        0.14     $        0.17       $      0.26     $      0.33
                                                    ==============    ==============      ============    ============



4.  COMMITMENTS AND CONTINGENCIES

In January 1999, the Company was named in an unfair business practices lawsuit by an automotive paint distributor located in the State of California. The plaintiff in such suit alleged that the Company offered, in a manner that injured the plaintiff, rebates and cash bonuses to businesses in the Southern California area if those businesses would buy exclusively from the Company and use the Company's products. The plaintiff claimed damages in the amount of $3.8 million, trebled to $11.4 million. The court recently granted summary judgment in favor of the Company. The plaintiff has until August 11, 2000 to file a notice of appeal. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiff in this lawsuit.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Sales

                        Three Months Ended June 30,                        Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------
(In thousands)      2000           Change          1999               2000           Change           1999
----------------------------------------------------------------------------------------------------------------
Net Sales        $     87,343       5.0%        $     83,212       $     172,013       5.3%      $      163,318
----------------------------------------------------------------------------------------------------------------


Net sales for the second quarter increased $4.1 million, or 5.0%, and for the first half of 2000, $8.7 million, or 5.3%, primarily due to same branch sales growth and acquisitions. Net sales resulting from acquisitions accounted for approximately one half of the net sales growth in both the three and six-month periods ended June 30, 2000.

Gross Margin

                                        Three Months Ended June 30,                        Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)                      2000           Change          1999               2000           Change           1999
--------------------------------------------------------------------------------------------------------------------------------
Gross Margin                     $     31,359       5.3%        $     29,777       $      61,292       5.0%      $       58,397
Percentage of net sales                  35.9%                          35.8%               35.6%                          35.8%
--------------------------------------------------------------------------------------------------------------------------------


Gross margin in the second quarter increased $1.6 million, or 5.3%, due to the increase in net sales volume and higher gross margins as a percentage of net sales. Higher net sales volume impacted gross margin by approximately $1.5 million.

Gross margin for the first half of 2000 increased $2.9 million due to the increase in net sales volume. Gross margin as a percentage of net sales decreased slightly from 35.8% to 35.6%, impacting margins by $0.2 million.

Operating Expenses

                                        Three Months Ended June 30,                        Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)                      2000           Change          1999               2000           Change           1999
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses               $     13,325       6.9%        $     12,469       $      26,772       9.0%      $       24,570
Percentage of net sales                  15.3%                          15.0%               15.6%                          15.0%
--------------------------------------------------------------------------------------------------------------------------------


Operating expenses consist of wages, facility expenses, vehicle and related costs for the Company's store and distribution locations. Operating expenses for the second quarter increased $0.9 million, or 6.9%, and for the first half of 2000, $2.2 million, or 9.0%, as a result of higher operating expenses related to increased sales volume and recently completed acquisitions, and a general overall increase in expenses, principally wages and benefits.

Selling, General and
   Administrative Expenses

                                          Three Months Ended June 30,                        Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                        2000           Change          1999               2000           Change           1999
----------------------------------------------------------------------------------------------------------------------------------
Selling, General and
     Administrative Expenses       $     11,033       7.6%        $     10,256       $      21,359       7.0%      $       19,964
Percentage of net sales                    12.6%                          12.3%               12.4%                          12.2%
----------------------------------------------------------------------------------------------------------------------------------


Selling, general and administrative expenses ("SG&A") consist of costs associated with the Company's corporate support staff and expenses for commissions, wages, and customer sales support activities. SG&A expenses for the second quarter increased $0.8 million, or 7.6%, and for the first half of 2000, $1.4 million, or 7.0%, primarily as a result of higher wages and commissions associated with the higher sales volume, and the implementation of new computer systems.

Amortization of Intangible Assets

                                         Three Months Ended June 30,                        Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)                       2000           Change          1999               2000           Change           1999
---------------------------------------------------------------------------------------------------------------------------------
Amortization of
     Intangible Assets            $      1,544     (13.4%)       $      1,782       $       3,061     (13.0%)     $        3,520
Percentage of net sales                    1.8%                           2.1%                1.8%                           2.2%
---------------------------------------------------------------------------------------------------------------------------------


Intangible amortization expense for the second quarter decreased $0.2 million, or 13.4%, and for the first half of 2000, $0.5 million, or 13.0%, as a result of certain intangible assets, principally non-compete agreements, becoming fully amortized.

Interest Expense, net

                                          Three Months Ended June 30,                        Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                        2000           Change          1999               2000           Change           1999
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense, net              $      3,050      14.6%        $      2,661       $       5,938       9.8%      $        5,408
Percentage of net sales                    3.5%                           3.2%                3.5%                           3.3%
----------------------------------------------------------------------------------------------------------------------------------


Interest expense for the second quarter increased $0.4 million, or 14.6%, and for the first half of 2000, $0.5 million, or 9.8%, primarily due to higher interest rates and finance cost amortization. Compared to prior year periods, the Company's annualized effective interest rates in the second quarter and for the first half of 2000 increased by approximately 100 basis points. Also impacting interest expense was higher finance cost amortization of approximately $0.1 million as a result of an amendment to the revolving credit facility in September 1999 and a new revolving credit facility to finance future acquisitions in February 2000. Partially offsetting the impact of higher interest rates and finance cost amortization for the first half of 2000 were lower average outstanding borrowings, which decreased by approximately $3.5 million from the prior year period.

Income Tax Expense

                                          Three Months Ended June 30,                        Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                        2000           Change          1999               2000           Change           1999
----------------------------------------------------------------------------------------------------------------------------------
Income Tax Expense                 $      1,346       3.0%        $      1,307       $       2,197   (10.6%)       $        2,457
Percentage of net sales                     1.5%                           1.6%                1.3%                           1.5%
Effective tax rate                         55.9%                          50.1%               52.8%                          49.8%
----------------------------------------------------------------------------------------------------------------------------------


Income tax expense increased less than $0.1 million, or 3.0%, for the second quarter, but decreased for the first half of 2000, $0.3 million, or 10.6% due to lower income before income taxes. The effective tax rate varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. In 1999, the Company's effective tax rate for the year was 53.3%. A slightly lower effective tax rate is anticipated for 2000.

Net Income and Income Per Share

                                           Three Months Ended June 30,                        Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                         2000           Change          1999               2000           Change           1999
----------------------------------------------------------------------------------------------------------------------------------
Net Income                          $      1,061     (18.5%)       $      1,302       $       1,965     (20.7%)     $        2,478
Percentage of net sales                      1.2%                           1.6%                1.1%                           1.5%
Net income per share                $       0.14                   $       0.17       $        0.26                 $         0.33
----------------------------------------------------------------------------------------------------------------------------------


Factors contributing to the changes in net income and the related per share amounts are discussed above.

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

Financial Condition, Liquidity and Capital Resources

(In thousands)                              June 30,            December 31,
                                              2000                  1999
--------------------------------------------------------------------------------
Working capital                         $        50,774       $         48,147
Long-term debt                          $       110,211       $        111,603
--------------------------------------------------------------------------------

                                              Six Months Ended June 30,
--------------------------------------------------------------------------------
(In thousands)                                2000                  1999
--------------------------------------------------------------------------------
Cash provided by operating activities   $         5,952       $          7,536
Cash used in investing activities       $        (2,406)      $           (899)
Cash used in financing activities       $        (3,233)      $         (6,688)
--------------------------------------------------------------------------------

Net cash provided by operating activities was $6.0 million through the first half of 2000 compared with $7.5 million in the prior year period. This decrease was attributable to lower net income and a decrease in cash flows generated from operating assets and liabilities.

Net cash used in investing activities was $2.4 million for the first half of 2000 compared to $0.9 in the prior year period, resulting from increased acquisition activity in the current year. During 2000, the Company completed three acquisitions, two in South Carolina and one in California.

Net cash used in financing activities, primarily the repayment of debt, was $3.2 million for the first half of 2000, down from $6.7 million for the first half of 1999. This decrease in debt repayments was due to the decrease in cash generated by operating activities and the increase in cash used in investing activities.

Total capitalization at June 30, 2000 was $176.6 million, comprised of $121.6 million of debt and $55.0 million of equity. Debt as a percentage of total capitalization was 68.9% at June 30, 2000 compared to 69.9% at December 31, 1999.

At June 30, 2000 the Company had term credit and revolving credit facilities totaling $91.6 million, and senior subordinated debt of $30.0 million. The Company was in compliance with the covenants underlying its credit facilities, and had estimated availability under its revolving credit facilities of $8.9 million as of June 30, 2000. The Company also has a $7.5 million revolving credit facility to finance future acquisitions, of which $6.2 million is currently available.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's long-term debt is made up of both fixed and floating rate components. To date, the Company has determined that the risk of interest rate fluctuations has not been sufficient to warrant interest rate hedging activities, but future interest rate hedging activities may be undertaken if conditions warrant them. Sensitivity rate risk at June 30, 2000 is comparable to the amount disclosed in the Company's 1999 Annual Report on Form 10-K.

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

         27.1*  Financial Data Schedule

         99(a) Amended and Restated Credit Agreement, dated as of February 1, 2000, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and Bank One, Indiana, N.A., as Agent (previously filed with Form 10K dated March 30, 2000)

         99(b) Subordinated Note Agreement, dated as of November 19, 1997, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 8-K dated December 3, 1997)

* filed herein.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed in the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    August 14, 2000                         FINISHMASTER, INC.

                                                By: /s/ Wesley N. Dearbaugh
                                                --------------------------------
                                                Wesley N. Dearbaugh
                                                President and Chief
                                                Operating Officer

                                                By: /s/ Robert R. Millard
                                                --------------------------------
                                                Robert R. Millard
                                                Senior Vice President and
                                                Chief Financial Officer