Form 10-Q
period 2000-09-30
FINISHMASTER INC
filed 2000-11-14
CIK 917321

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For The Quarter Ended September 30, 2000

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


On November 9, 2000, there were 7,540,804 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000

                                TABLE OF CONTENTS

                                                                          PAGE

         Part I.  Financial Information                                    4

            Item 1.  Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets                       4

               Condensed Consolidated Statements of Operations             5

               Condensed Consolidated Statements of Cash Flows             6

               Notes to Condensed Consolidated Financial Statements        7

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       9

            Item 3.  Quantitative and Qualitative Disclosures
                       About Market Risk                                  13

         Part II.  Other Information                                      14

            Item 1.  Legal Proceedings                                    14

            Item 6.  Exhibits and Reports on Form 8-K                     14

         Signatures                                                       15

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (unaudited)

                               FINISHMASTER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                           September 30,         December 31,
                                                               2000                1999 (1)
                                                           -------------         ------------
ASSETS                                                     (unaudited)
CURRENT ASSETS
     Cash                                                  $       1,252         $        619
     Accounts receivable, net of allowance for doubtful
        accounts of $1,707 and $1,419, respectively               32,301               30,135
     Inventory                                                    56,946               56,830
     Prepaid expenses and other current assets                     7,028                6,924
                                                           -------------         ------------
          TOTAL CURRENT ASSETS                                    97,527               94,508

PROPERTY AND EQUIPMENT, NET                                        8,196                7,720

OTHER ASSETS
     Intangible assets, net                                      103,303              108,115
     Other                                                         5,914                3,892
                                                          --------------         ------------
                                                                 109,217              112,007
                                                          --------------         ------------

                                                          $      214,940         $    214,235
                                                          ==============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $       33,637         $     26,623
     Accrued expenses and other current liabilities                9,966                8,220
     Current portion of long-term debt                            11,930               11,518
                                                          --------------         ------------
          TOTAL CURRENT LIABILITIES                               55,533               46,361

LONG-TERM OBLIGATIONS                                            103,406              114,805

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
        authorized; no shares issued or outstanding                  ---                  ---
     Common stock, $1 stated value, 25,000,000
        shares authorized; 7,539,140 and 7,537,636
        shares issued and outstanding                              7,540                7,538
     Additional paid-in capital                                   27,367               27,359
     Retained earnings                                            21,094               18,172
                                                          --------------         ------------

                                                                  56,001               53,069
                                                          --------------         ------------

                                                          $      214,940         $    214,235
                                                          ==============         ============

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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                             ---------------------------------   ----------------------------------
                                                 2000               1999              2000                1999
                                             --------------    ---------------   ---------------     --------------
NET SALES                                    $      85,600       $     82,460    $      257,613      $      245,778

COST OF SALES                                       54,209             52,582           164,930             157,503
                                             -------------     --------------    --------------      --------------
     GROSS MARGIN                                   31,391             29,878            92,683              88,275
                                             -------------     --------------    --------------      --------------
EXPENSES
     Operating                                      12,266             12,465            39,038              37,035
     Selling, general and administrative            12,613             10,950            33,972              30,998
     Amortization of intangible assets               1,532              1,735             4,593               5,171
                                             -------------     --------------    --------------      --------------
     TOTAL                                          26,411             25,150            77,603              73,204
                                             -------------     --------------    --------------      --------------
INCOME FROM OPERATIONS                               4,980              4,728            15,080              15,071

     Interest expense, net                           2,968              2,652             8,906               8,060
                                             -------------     --------------    --------------      --------------
INCOME BEFORE INCOME TAXES                           2,012              2,076             6,174               7,011
     Income tax expense                              1,055              1,025             3,252               3,482
                                             -------------     --------------    --------------     ---------------
          NET INCOME                         $         957     $        1,051    $        2,922     $         3,529
                                             =============     ==============    ==============     ===============
NET INCOME PER SHARE--BASIC                  $        0.13     $         0.14    $         0.39     $          0.47
                                             =============     ==============    ==============     ===============
NET INCOME PER SHARE--DILUTED                $        0.13     $         0.14    $         0.39     $          0.47
                                             =============     ==============    ==============     ===============
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING--BASIC
                                                     7,539              7,536             7,539               7,536
                                             =============     ==============    ==============     ===============
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING--DILUTED                                 7,545              7,548             7,554               7,541
                                             =============     ==============     =============     ===============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                             Nine Months Ended
                                                                               September 30,

                                                                   ---------------------------------------
OPERATING ACTIVITIES                                                     2000                  1999
                                                                   ---------------      -----------------
   Net income                                                       $        2,922        $        3,529
   Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization                                       7,751                 8,002
         Amortization of financing costs                                       445                   256
         Changes in operating assets and liabilities:
           Accounts receivable                                              (1,652)                 (776)
           Inventories                                                       1,728                 7,015
           Prepaid expenses and other current assets                        (2,585)                2,724
           Accounts payable and accrued expenses                             8,601               (12,509)
                                                                   ---------------       ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   17,210                 8,241
                                                                   ---------------       ---------------
INVESTING ACTIVITIES
  Business acquisitions                                                     (1,907)                 (231)
  Purchases of property and equipment                                       (1,859)                 (840)
  Other                                                                       (291)                  (88)
                                                                   ---------------      ----------------
NET CASH USED IN INVESTING ACTIVITIES                                       (4,057)               (1,159)
                                                                   ---------------      ----------------
FINANCING ACTIVITIES
   Borrowings from long-term debt                                           75,848                79,483
   Repayments of long-term debt                                            (88,209)              (86,409)
   Debt issuance costs                                                        (159)                  ---
                                                                   ----------------     ----------------
NET CASH USED IN FINANCING ACTIVITIES                                      (12,520)               (6,926)
                                                                   ----------------     ----------------
INCREASE (DECREASE) IN CASH                                                    633                   156

CASH AT THE BEGINNING OF PERIOD                                                619                  1009
                                                                   ---------------      ----------------
CASH AT THE END OF PERIOD                                          $         1,252      $          1,165
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

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the largest independent distributor of automotive paints, coatings, and paint-related accessories primarily to the automotive collision repair industry in the United States. As of September 30, 2000, the Company operated 158 distribution branches and three major distribution centers in 22 states, making it the only national independent distributor in the industry. The Company is organized into three major geographic regions and operating segments - the Southeastern, Western, and Central/Northeastern Divisions. These three operating segments are aggregated into a single reportable segment. The Company has over 30,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster Private Brand refinishing accessory products. The Company is highly dependent on the key suppliers mentioned above, which account for approximately 80% of the Company's purchases.

Principles of Consolidation: The Company's consolidated financial statements include the accounts of FinishMaster Inc., Refinishers Warehouse, Inc., and Thompson PBE, Inc. All significant intercompany accounts and transactions have been eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is a wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 74.1% of the outstanding shares at September 30, 2000. Throughout the remainder of this report, LDI and Distribution are collectively referred to as "LDI."

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

2.   ACQUISITIONS

During the first nine months of 2000, the Company completed five acquisitions that are not material to its results of operations. Pro forma effects of the current and prior year acquisitions have not been presented, as the effects are not material.

3.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)                 Three Months Ended September 30,            Nine Months Ended September 30,
                                                    --------------------------------------      ------------------------------------
                                                          2000                 1999                   2000                1999
                                                    -----------------    -----------------      -----------------    ---------------
Numerator:
   Net income                                       $            957     $          1,051       $          2,922     $         3,529
                                                    ================     ================       ================     ===============
Denominator:
   Basic-weighted average shares                               7,539                7,536                  7,539               7,536
   Effect of dilutive stock options                                6                   12                     15                   5
                                                    ----------------     ----------------       ----------------     ---------------
   Diluted-weighted average shares                             7,545                7,548                  7,554               7,541
                                                    ================     ================       ================     ===============
Basic net income per share                          $           0.13     $           0.14       $           0.39     $          0.47
                                                    == =============     ================       ================     ===============
Diluted net income per share                        $           0.13     $           0.14       $           0.39     $          0.47
                                                    ================     ================       ================     ===============

4.  COMMITMENTS AND CONTINGENCIES

In January 1999, the Company was named in an unfair business practices lawsuit by an automotive paint distributor located in the State of California. The plaintiff in such suit alleged that the Company offered, in a manner that injured the plaintiff, rebates and cash bonuses to businesses in the Southern California area if those businesses would buy exclusively from the Company and use the Company's products. The plaintiff claimed damages in the amount of $3.8 million, trebled to $11.4 million. The court recently granted summary judgment in favor of the Company. The plaintiff has not appealed the judgment against it, and the decision is now final.

The Company is subject to various claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product and vehicle liability, taxes, discrimination, employment and other matters. Management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

                                             Three Months Ended September 30,                  Nine Months Ended September 30,
-------------------------------------- --------------------------------------------- -- --------------------------------------------
(In thousands)                             2000        Change        1999                2000         Change       1999
-------------------------------------- --- ---------- ----------- --- --- ---------- -- ---- ----------- ----------- -- -- ---------
Net Sales                               $  85,600       3.8%       $  82,460          $ 257,613       4.8%      $ 245,778
-------------------------------------- --- ---------- ----------- --- --- ---------- -- ---- ----------- ----------- -- -- ---------

Net sales for the third quarter increased $3.1 million, or 3.8%, and for the nine months ended September 30, 2000, $11.8 million, or 4.8%, due to same branch sales growth and acquisitions. Net sales resulting from acquisitions accounted for approximately one half of the net sales growth in both the three and nine-month periods ended September 30, 2000.

Gross Margin

                                             Three Months Ended September 30,                  Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                             2000        Change       1999                2000          Change         1999
------------------------------------------------------------------------------------------------------------------------------------
Gross Margin                            $  31,391       5.1%      $  29,878          $  92,683          5.0%      $  88,275
Percentage of net sales                     36.7%                     36.2%              36.0%                        35.9%
------------------------------------------------------------------------------------------------------------------------------------

Gross margin in the third quarter increased $1.5 million, or 5.1%, due to the increase in net sales volume and higher gross margins as a percentage of net sales. Higher net sales volume impacted gross margin by approximately $1.1 million.

Gross margin for the nine months ended September 30, 2000, increased $4.4 million or 5.0% due to the increase in net sales volume. Gross margin as a percentage of net sales increased slightly from 35.9% to 36.0%, impacting margins by $0.2 million.

Operating Expenses

                                             Three Months Ended September 30,               Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                             2000        Change          1999               2000        Change        1999
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses                      $  12,266      (1.6%)       $  12,465          $  39,038       5.4%        $  37,035
Percentage of net sales                     14.3%                       15.1%              15.2%                       15.1%
------------------------------------------------------------------- ----------------------------------------------------------------

Operating expenses consist of wages, facility expenses, vehicle, and related costs for the Company's branch and distribution locations. Operating expenses for the third quarter decreased $0.2 million, or 1.6%.

Operating expenses for the nine months ended September 30, 2000 increased $2.0 million, or 5.4%, as a result of higher operating expenses related to increased sales volume, recently completed acquisitions, and a general overall increase in expenses, principally wages and vehicle expenses.

Selling, General and
   Administrative Expenses

                                             Three Months Ended September 30,                  Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                             2000           Change          1999          2000          Change           1999
------------------------------------------------------------------------------------------------------------------------------------
Selling, General and
   Administrative Expenses               $ 12,613          15.2%       $ 10,950       $ 33,972       9.6%            $ 30,998
Percentage of net sales                     14.7%                         13.3%          13.2%                          12.6%
------------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") consist of costs associated with the Company's corporate support staff and expenses for commissions, wages, and customer sales support activities. SG&A expenses for the third quarter increased $1.7 million, or 15.2%, and year-to-date $3.0 million, or 9.6%, primarily as a result of increased commissions associated with the higher sales volume, costs associated with attracting and retaining customers, bad debt expense, professional fees, and non-recurring costs associated with the implementation of new general ledger and point-of-sale computer systems.

Amortization of Intangible Assets

                                             Three Months Ended September 30,                  Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                             2000           Change          1999             2000           Change           1999
------------------------------------------------------------------------------------------------------------------------------------
Amortization of
   Intangible Assets                     $ 1,532         (11.7%)       $  1,735       $   4,593           (11.2%)         $ 5,171
Percentage of net sales                     1.8%                           2.1%            1.8%                              2.1%
-----------------------------------------------------------------------------------------------------------------------------------

Intangible amortization expense for the third quarter decreased $0.2 million, or 11.7%, and for the nine months ended September 30, 2000, $0.6 million, or 11.2%, primarily as a result of certain intangible assets, principally non-compete agreements, becoming fully amortized.

Interest Expense, net

                                             Three Months Ended September 30,                  Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                             2000           Change          1999               2000           Change           1999
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense, net                   $   2,968         11.9%        $  2,652             $ 8,906          10.5%        $  8,060
Percentage of net sales                      3.5%                          3.2%                3.5%                           3.3%
------------------------------------------------------------------------------------------------------------------------------------

Interest expense for the third quarter increased $0.3 million, or 11.9%, and for the nine months ended September 30, 2000, $0.8 million, or 10.5%, primarily due to higher interest rates and finance cost amortization. Compared to prior year periods, the Company's annualized effective interest rates in the third quarter and for nine months of 2000 increased by approximately 125 basis points. Also impacting interest expense was higher finance cost amortization of $0.2 million for the third quarter and $0.4 million, year-to-date, as a result of an amendment to the revolving credit facility in September 1999 and a new revolving credit facility to finance future acquisitions in February 2000. Partially offsetting the impact of higher interest rates and finance cost amortization for the nine months of 2000 were lower average outstanding borrowings of approximately $8.1 million from the prior year period.

Income Tax Expense

                                             Three Months Ended September 30,                  Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                             2000           Change          1999               2000           Change           1999
------------------------------------------------------------------------------------------------------------------------------------
Income Tax Expense                       $  1,055          2.9%          $ 1,025          $  3,252          (6.6%)          $ 3,482
Percentage of net sales                      1.2%                           1.2%              1.3%                             1.4%
Effective tax rate                          52.4%                          49.4%             52.7%                            49.7%
------------------------------------------------------------------------------------------------------------------------------------

Income tax expense increased less than $0.1 million, or 2.9%, for the third quarter, but decreased for the nine months of 2000, by $0.2 million, or 6.6% due to lower income before income taxes. The effective tax rate varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. In 1999, the Company's effective tax rate for the year was 53.3%. A slightly lower effective tax rate is anticipated for 2000.

Net Income and Income Per Share

                                             Three Months Ended September 30,                  Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                             2000           Change          1999               2000           Change           1999
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                $   957         (8.9%)        $  1,051          $  2,922           (17.2%)        $  3,529
Percentage of net sales                      1.1%                           1.3%              1.1%                              1.4%
Net income per share                      $   .13                       $    .14          $    .39                          $    .47
------------------------------------------------------------------------------------------------------------------------------------

Factors contributing to the changes in net income and the related per share amounts are discussed above.

Seasonality and Quarterly Fluctuations

The Company's sales and operating results have varied from quarter to quarter due to various factors and the Company expects these fluctuations to continue. Among these factors are seasonal buying patterns of the Company's customers and the timing of acquisitions. Historically, sales have slowed in the late fall and winter of each year largely due to inclement weather and the reduced number of business days during the holiday season. In addition, the timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter. The Company also takes advantage of periodic special incentive programs available from its suppliers. The timing of these programs can contribute to fluctuations in the Company's quarterly cash flows. Although the Company continues to investigate strategies to smooth the seasonal pattern of its quarterly results of operations, there can be no assurance that the Company's net sales, results of operations and cash flows will not continue to display seasonal patterns.

Financial Condition, Liquidity and Capital Resources

(In thousands)                                                              September 30,         December 31,
                                                                                2000                  1999
----------------------------------------------------------------------------------------------------------------
Working capital                                                           $        41,994       $         48,147
Long-term debt                                                            $       100,204       $        111,603
----------------------------------------------------------------------------------------------------------------

                                                                             Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------------
(In thousands)                                                                  2000                  1999
----------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                     $        17,210       $          8,241
Cash used in investing activities                                         $        (4,057)      $         (1,159)
Cash used in financing activities                                         $       (12,520)      $         (6,926)
----------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities was $17.2 million through the nine months of 2000 compared with $8.2 million in the prior year period. This increase was attributable to cash flow generated from operating assets and liabilities, principally accounts payable. Changes in accounts payable between years is due to differences in payment terms on large inventory purchases.

Net cash used in investing activities was $4.1 million for the nine months of 2000 compared to $1.2 million in the prior year period, resulting from increased acquisition activity in the current year and the implementation of computer systems. During the first nine months of 2000, the Company completed five acquisitions compared to four acquisitions in the prior year period.

Net cash used in financing activities, primarily the repayment of debt, was $12.5 million for the nine months of 2000, up from $6.9 million for the same period of 1999. This increase in debt repayments was due to the increase in cash generated by operating activities.

Total capitalization at September 30, 2000 was $168.1 million, comprised of $112.1 million of debt and $56.0 million of equity. Debt as a percentage of total capitalization was 66.7% at September 30, 2000 compared to 69.9% at December 31, 1999.

At September 30, 2000 the Company had term credit and revolving credit facilities totaling $75.3 million, and senior subordinated debt of $30.0 million. The Company was in compliance with the covenants underlying its credit facilities, and had estimated availability under its revolving credit facilities of $16.1 million as of September 30, 2000. The Company also has a $7.5 million revolving credit facility to finance future acquisitions, of which $5.8 million is currently available.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's long-term debt is made up of both fixed and floating rate components. To date, the Company has determined that the risk of interest rate fluctuations has not been sufficient to warrant interest rate hedging activities, but future interest rate hedging activities may be undertaken if conditions warrant them. Sensitivity rate risk at September 30, 2000 is comparable to the amount disclosed in the Company's 1999 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

(a) In January 1999, the Company was named in an unfair business practices lawsuit by an automotive paint distributor located in the State of California. The plaintiff in such suit alleged that the Company offered, in a manner that injured the plaintiff, rebates and cash bonuses to businesses in the Southern California area if those businesses would buy exclusively from the Company and use the Company's products. The plaintiff claimed damages in the amount of $3.8 million, trebled to $11.4 million. The court recently granted summary judgment in favor of the Company. The plaintiff has not appealed the judgment against it, and the decision is now final.

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

          21 Subsidiaries of the Registrant (previously filed with Form 10K dated March 30, 2000)

          27.1* Financial Data Schedule

          99(a)Amended and Restated  Credit  Agreement,  dated as of February 1,
               2000, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and Bank One, Indiana, N.A., as Agent (previously filed with Form 10K dated March 30, 2000)

          99(b)Subordinated Note Agreement, dated as of November 19, 1997, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 8-K dated December 3, 1997)

                  * filed herein.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed in the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 14, 2000             FINISHMASTER, INC.

                                        By: /s/ Wesley N. Dearbaugh
                                            -----------------------
                                            Wesley N. Dearbaugh
                                            President and Chief
                                            Operating Officer

                                        By: /s/ Robert R. Millard
                                            -----------------------
                                            Robert R. Millard
                                            Senior Vice President and
                                            Chief Financial Officer