Form 10-K405
period 2000-12-31
FINISHMASTER INC
filed 2001-03-29
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


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

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.
Yes X      No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2001 was $13,125,000.

On  March  1,  2001,   7,540,804  shares  of  Registrant's   common  stock  were
outstanding.

                       Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended December 31, 2000 are incorporated by reference into Part III.

                               FINISHMASTER, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                      PAGE

1       Business............................................................. 3

2       Properties........................................................... 7

3       Legal Proceedings.................................................... 8

4       Submission of Matters to a Vote of Security Holders.................. 8

5       Market for Registrant's Common Equity and
             Related Shareholder Matters..................................... 9

6       Selected Consolidated Financial Data.................................10

7       Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................11

8       Financial Statements and Supplemental Data...........................17

9       Changes in, and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................31

10      Directors and Executive Officers of the Registrant...................31

11      Executive Compensation...............................................31

12      Security Ownership of Certain Beneficial Owners and Management.......31

13      Certain Relationships and Related Transactions.......................31

14      Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.............................................32

        Signatures...........................................................33

                                     PART I

ITEM 1 - BUSINESS

General

We are the leading national independent distributor of automotive paints, coatings and paint-related accessories primarily to the automotive collision repair industry. As of March 1, 2001, we serve our customers through a 290-person direct sales force in 156 sales outlets and three major distribution centers located in 22 states, making us the only national independent
distributor  in  the  industry.   We  have  over  35,000  customers   consisting
principally of collision repair shops and automobile dealers, to which we provide a comprehensive selection of brand name products. Our product offering consists of over 37,000 stock keeping units ("SKUs"), including leading brands of automotive paints, coatings, thinners and reducers manufactured by BASF, DuPont, and PPG and the leading brands of paint-related accessories manufactured principally by 3M, such as masking materials, body fillers and cleaners. For the year ended December 31, 2000, net sales were $337.2 million and net income was $3.7 million.

Our vision is to expand our leadership position in the distribution of products, services and technology that are recognized by customers as key factors in their success. We provide our customers with "local" value-added services such as rapid delivery, technical support, product training, management seminars, computerized color matching, inventory management, personnel placement and environmental compliance reporting. These value-added services are backed by "national" expertise in the systems and technology of warehouse distribution and supply chain management, and strategic partnering with the manufacturers of paint and paint-related accessories. Our local focus helps us respond to the unique customer needs in various geographic markets. Our national network allows us to provide better, consistent service at a lower cost than our competition. In addition, we are able to provide certain multi-site customers, such as "collision repair shop" chains and mega-dealerships, with efficient and consistent product distribution throughout their national or regional networks at competitive prices.

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

We are an Indiana based corporation. Our principal executive offices are leased from LDI, Ltd. ("LDI"), an Indiana limited partnership, which indirectly owns 74.1% of our outstanding shares. We believe that the terms of the lease are at least as favorable to us as those that could be obtained by arms-length negotiations with an unaffiliated third party. Our principal executive offices are located at 54 Monument Circle, Suite 600, Indianapolis, Indiana 46204, and our telephone number is (317) 237-3678.

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

Due  to  the  large  number  of end  users  and  their  increasing  demands  for personalized services, such as multiple daily deliveries, assistance with color-mixing and matching, and assistance with paint application techniques and environmental compliance reporting, manufacturers typically service end users through distributors like us. Nevertheless, some of the paint manufacturers have elected to operate company-owned distribution facilities in selected markets, including markets in which we operate. We believe, however, that the largest automotive paint manufacturers have generally avoided the cost of operating their own distribution network due to their inability to offer multiple lines of paint which prevents them from spreading distribution expenses across the market's entire potential customer base. Consequently, we believe that independent distributors like us, which can sell the products of several paint manufacturers, are better situated to service the end users' needs than the company owned distribution facilities of automotive paint manufacturers.

The market for paints and supplies for automotive collision repairs has changed significantly in recent years. Key factors affecting this market have been:

     o a decline in the number of vehicles repaired annually, with this number stabilizing in recent years;

     o improvements and paint application technology and advances in paint system productivity;

     o environmental regulations which have required the reformulation of paints and the use of more advanced equipment and facilities;

     o automobile manufacturers' use of more complex and expensive automotive finishes; and

     o an increase in the number of vehicles repaired by insurance companies' designated "direct repair providers".

Collision repair shops have been forced to invest in new equipment and additional training of their workers, while there has been a decline in the number of repair jobs. Accordingly, there has been some consolidation in the highly fragmented collision repair industry among end users of automotive paints and accessories. In addition, collision repair shops and car dealerships are seeking to improve their financial performance and competitive position by developing relationships with distributors that can support their businesses with value-added services. This demand for higher levels of service from distributors, combined with lower unit sales volume of paint and supplies, has resulted in a consolidation among after-market distributors. We have led the consolidation among distributors in recent years, having completed 36 acquisitions over the past nine years.

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

Products and Suppliers

We offer our customers a comprehensive selection of prominent brand name products and our own PrivateBrand products. The product line consists of over 37,000 SKUs, including the three leading brands of automotive paints and coatings and a leading brand of related accessories. Our PrivateBrand products include some of the most frequently used refinishing accessories such as masking materials, body fillers, thinners, reducers and cleaners.

We rely on four leading suppliers for the majority of our product requirements. BASF, DuPont, and PPG supply virtually all of our paint products, and 3M is our largest supplier of paint-related accessories. Products supplied by BASF, DuPont, 3M and PPG accounted for approximately 85% of purchases in 2000. Although each of these suppliers generally competes with the others along product lines, we do not believe the products are completely interchangeable because of high brand loyalty among customers and their brand-specific color matching computer systems. We continuously seek opportunities with new and existing suppliers to supply the highest quality products.

Whenever practical, we make purchases from suppliers in large volumes to maximize volume discounts. In addition, we participate in periodic, special incentive programs available from suppliers. These programs provide additional purchase discounts and extended payment terms in exchange for large volume purchases. We also benefit from supplier-provided early payment discounts and from other supplier-supported programs.

Services

We offer comprehensive value-added services designed to assist customers in operating their businesses more effectively. These services include:

   Rapid Delivery

Products are delivered to customers using our delivery fleet of approximately 750 trucks. We offer multiple daily deliveries to meet our customers'
just-in-time inventory needs. Customer concerns for product availability typically take priority over all other competitive considerations, including price.

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

   Color Matching

The growing number of paint colors is a challenge for the refinishing industry. DuPont, for example, has more than 120,000 mix formulas. With sophisticated PC-based color matching equipment and specialists, we provide color-matching services to our customers.

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

   Personnel Placement

Certain of our locations assist our customers with filling employment openings and/or persons seeking employment with collision repair shops located in the market served. Upon request from a customer to fill an opening, we may provide the names of one or more persons for the position. Similar services are available to persons seeking employment. We do not charge for this service but benefit from enhanced relationships with our customers and their employees.

Competition

The distribution after-market of the automotive refinishing industry is highly fragmented and competitive with many independent distributors competing primarily on the basis of technical assistance and expertise, price, speed of delivery and breadth of product offering. There are no other independent national distributors of automotive refinish paints and accessories. There are a number of independent regional distributors, many of which are in direct competition with us on a regional or local level. Competition in the purchase of independent distributors and sales outlets may occur between us and other automotive refinishing distributors that are also pursuing growth through acquisitions.

We may also encounter significant sales competition from new market entrants, automotive paint manufacturers, buying groups or other large distributors that may seek to enter such markets or may seek to compete with us for attractive acquisition candidates. Although the largest automotive paint manufacturers have generally not operated their own distributors, or have done so only on a limited basis, they may decide to expand such activity in the future. For example, Sherwin-Williams distributes its own automotive paints through its sales outlets. In addition, BASF, one of our principal suppliers, also distributes in certain markets through its own outlets in North America. While we do not believe that current direct distribution efforts by automotive paint manufacturers have significantly affected our sales, there can be no assurance that we will not encounter increased competition in the future. We may also compete with our suppliers in selling to certain large volume end users such as van converters, small manufacturers and large fleet operators.

Employees

As of March 1, 2001, we employed approximately 1,520 persons on a full and part-time basis. None of the employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Governmental and Environmental Regulations

We are subject to various federal, state and local laws and regulations. These regulations impose requirements on our customers and us. Pursuant to the regulations of the U.S. Department of Transportation and certain state transportation departments, a license is required to transport our products and annual permits are required due to the classification of certain of our products as "hazardous." Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the United States Environmental Protection Agency, have jurisdiction over the operation of our distribution centers and sales outlets. These agencies require us to comply with various governmental regulations, including worker safety laws, community and employee "right-to-know" laws and laws regarding clean air and water. In addition, state and local fire and environmental regulations extensively control the design and operation of our facilities, the sale of our products, and the application of these products by our customers. Such regulations are complex and subject to change. Regulatory or legislative changes may cause future increases in our operating costs or otherwise negatively affect operations.

ITEM 2 - PROPERTIES

The following table sets forth certain information regarding the facilities operated by us as of March 1, 2001.

                                           Number       No. of        No. of
                                             Of         Sales       Distribution
State                                      Offices      Outlets       Centers
   Alabama...............................                  1
   Arizona...............................                  3
   California............................    1            29             1***
   Colorado..............................                  5             1**
   Connecticut...........................                  3
   Delaware..............................                  1
   Florida...............................    1*           38             1***
   Georgia...............................                  3
   Illinois..............................                  4
   Indiana...............................    1             3
   Maryland..............................                  4
   Massachusetts.........................                  5
     Michigan............................    1*           12             1***
   New Jersey............................                  8
   North Carolina........................                  6             1**
   Ohio..................................                  2
   Oklahoma..............................                  1
   Pennsylvania..........................                  3
   South Carolina........................                  6
   Texas.................................                 12
   Virginia..............................                  3
   Wisconsin.............................                  4
                                         ---------------------------------------
       Total Offices, Sales Outlets and
           Distribution Centers              4           156             5
                                             =           ===             =
 --------------

* Locations where an office and distribution center are combined facilities. Includes Kentwood, MI and Ft. Lauderdale FL.

** Locations where a store and distribution center are combined facilities. Includes Greensboro, NC and Westminster, CO.

*** Denotes major distribution center. Includes Kentwood, MI; Ft. Lauderdale, FL; and Los Angeles, CA.

Our sales outlets range in size from 1,200 square feet to 15,000 square feet. Some of the larger sales outlets are also used as "drop ship" points from which we supply other sales outlets. Sales outlets consist of inventory storage areas, mixing facilities, display and counter space and, in some instances, sales office space. Sales outlets are strategically located in major markets to maximize market penetration, transportation logistics and overall customer service. Our distribution centers range in size from 5,000 square feet to 38,500 square feet. The distribution centers are equipped with efficient material handling and storage equipment.

We own the distribution center and two sales outlets in Michigan, one sales outlet in Indiana, and one in Florida. The remainder of the sales outlets and the other distribution centers are leased with terms expiring from 2001 to 2007, with options to renew. We typically assume the lease of the former owner in acquisitions. In a number of instances, our sales outlets are leased from the former owners of businesses acquired by us. We believe that all of our leases are at fair market rates, that presently no single lease is material to our operations, and that alternative sites are presently available at market rates. We are leasing approximately 15,000 square feet of executive offices for our national headquarters located in Indianapolis, Indiana.

ITEM 3 - LEGAL PROCEEDINGS

In January 1999, we were named in an unfair business practices lawsuit by an automotive paint distributor located in the State of California. The plaintiff in such suit alleged that we offered, in a manner that injured the plaintiff, rebates and cash bonuses to businesses in the Southern California area if those businesses would buy exclusively from us and use our products. The plaintiff claimed damages in the amount of $3.8 million, trebled to $11.4 million. During 2000, the court granted summary judgment in our favor. The plaintiff has not appealed the judgment against it, and the decision is now final.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information concerning the executive officers of the Company who are not also directors:

Thomas E. Case (age 55) serves as the Senior Vice President of Sales for our West Division. He had previously served as the Senior Vice President and general manager of our Western Division from June 1998 to January 2001. Mr. Case joined us upon completion of our acquisition of Thompson in November 1997. Formerly, Mr. Case was a Vice President of Thompson and served as the general manager of Thompson's California Division.

J.A. Lacy (age 36) serves as our Senior Vice President of Operations. He had previously served as the Senior Vice President of Planning and Marketing from January 1999 to January 2001. From January 1997 to December 1998, Mr. Lacy served as President of Tucker Rocky Distributing Canada, Inc., a leading after-market distributor of motorcycle components and accessories. Prior to this, Mr. Lacy was Vice President of J. Walter Thompson, an advertising agency.

Robert R. Millard (age 43) joined us in October 1998 as the Senior Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. From February 1996 until September 1998, Mr. Millard served as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Personnel
Management, Inc., a publicly held personnel staffing company based in Indianapolis, Indiana. From July 1991 until January 1996, Mr. Millard served as the Corporate Controller of Lacy Diversified Industries, Ltd., an affiliate of LDI.

Roger A. Sorokin (age 60) serves as our Senior Vice President of Acquisitions and Development since November 1998. Prior to this date, Mr. Sorokin had served as our Vice President of Finance for more than the previous five years.

Charles Stephenson (age 47) has terminated his employment with the Company effective January 31, 2001. He had served as the Senior Vice President and general manager of our Central/Northeastern Division from October 1997 until his resignation. Mr. Stephenson served as our Vice President of Marketing from August 1997 to October 1997. Prior to joining us, Mr. Stephenson served as Director of Sales of Sherwin-Williams Auto Finishes Inc. from September 1994 to August 1997 and as its Regional Director of the Western Region from October 1991 to September 1994.

Charles VanSlaars (age 51) serves as the Senior Vice President of Sales for our East Division. He had previously served as the Senior Vice President and general manager of our Southeastern Division, a position he held from June 1998 to January 2001. From June 1996 until May 1998, Mr. VanSlaars served as an executive officer of LDI AutoPaints, Inc. From 1994 until 1996, Mr. VanSlaars served as Vice President of Parts Depot Company, L.P., a Florida-based distributor of auto paints.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS Our common stock trades on The NASDAQ Stock Market (SmallCap Market) under the symbol FMST. The number of beneficial owners of our common stock at December 31, 2000, was approximately 350.

The range of high and low closing prices reported by NASDAQ for the last twelve quarters were:

Year             Quarter Ended                High                Low
--------------------------------------------------------------------------

1998             March 31                      11.750               7.750
1998             June 30                       10.750               8.625
1998             September 30                  10.000               5.250
1998             December 31                    7.375               3.500
1999             March 31                       7.000               5.625
1999             June 30                        6.000               4.750
1999             September 30                   7.375               5.688
1999             December 31                    7.938               5.750
2000             March 31                       8.000               6.750
2000             June 30                        8.000               4.750
2000             September 30                   7.000               5.250
2000             December 31                    7.000               4.700

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

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2000, 1999, and 1998, are derived from our audited consolidated financial statements that are included elsewhere herein. The selected consolidated financial data as of and for the year ended December 31, 1997, nine months ended December 31, 1996, and for the year ended March 31, 1996 are derived from our audited consolidated financial statements, which are not included herein. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                           Nine Months      Fiscal
                                                                Year Ended                    Ended       Year Ended
                                                               December 31,                December 31,    March 31,
                                            -----------------------------------------------------------   ----------
(In thousands, except per share data)        2000(2)(3)  1999(2)(3)  1998(2)(3)   1997(2)      1996(1)      1996
                                             ----------  ----------  -----------  -------      -------      ----
Per Share
       Net income
            Basic                           $    0.49   $    0.49   $   0.29    $    0.11    $    0.11    $    0.44
            Diluted                         $    0.49   $    0.49   $   0.29    $    0.11    $    0.11    $    0.44
       Pro forma net income (loss) (4)      $       -   $       -   $   0.33    $   (1.01)   $       -    $       -


Statements of Operations Data
       Net sales                            $ 337,213   $ 324,490  $ 309,946    $ 130,175    $  95,822    $ 107,511
       Gross margin                         $ 122,995   $ 117,002  $ 109,678    $  47,107    $  33,891    $  38,012
       Income from operations               $  19,572   $  18,745  $  15,895    $   3,832    $   2,566    $   5,073
       Net income                           $   3,727   $   3,711  $   1,988    $     656    $     660    $   2,649
       Pro forma net income (loss) (4)      $       -   $       -  $   2,459    $  (7,585)   $       -    $       -
       Weighted average shares
           outstanding - Diluted                7,551       7,545      6,780        5,994        6,000        6,000
       Pro forma weighted average
           shares outstanding - Diluted             -           -      7,536        7,536            -            -

                                                                     December 31,                         March 31,
                                            ----------------------------------------------------------    ---------
                                             2000(2)(3)  1999(2)(3)  1998(2)(3)  1997(2)      1996(1)       1996
                                             ----------  ----------  ----------  -------      --------      ----
Balance Sheet Data
       Net working capital                  $  35,209   $  48,147  $  43,452    $  42,928    $  22,819    $  25,036
       Total assets                         $ 218,317   $ 214,235  $ 226,475    $ 215,418    $  66,477    $  66,772
       Long-term debt                       $  90,652   $ 111,603  $ 119,120    $ 134,135    $  17,831    $  19,605
       Shareholders' equity                 $  56,806   $  53,069  $  49,348    $  32,932    $  32,326    $  31,665

-----------------

(1) We changed our fiscal year end from March 31 to December 31, effective for the period ended December 31, 1996.

(2) The operating results for the years ended December 31, 2000, 1999, 1998 and 1997 are affected by the acquisition of Thompson on November 21, 1997. The operating results of Thompson are included in our consolidated operating results since the acquisition date.

(3) The operating results for the year ended December 31, 2000, 1999, and 1998 are affected by the acquisition of AutoPaints on June 30, 1998. The operating results of AutoPaints are included in our consolidated operating results since the acquisition date.

(4) Pro forma amounts for the years ended December 31, 1998 and 1997 have been prepared to give effect to the acquisitions of Thompson and AutoPaints as if the transactions had occurred on January 1, 1997. These amounts are unaudited and are presented for informational purposes only. No pro forma amounts are presented for acquisitions in 2000 or 1999 as the impact of such acquisitions are not material. The unaudited pro forma financial amounts should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Overview

FinishMaster, Inc. is the leading independent distributor of automotive paints, coatings and paint-related accessories primarily to the automotive collision repair industry in the United States. As of March 1, 2001, the Company serves its customers through 156 sales outlets and three major distribution centers located in 22 states, making it the only national independent distributor in the industry. The Company has over 35,000 customers that it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and competitive positions of its customers and suppliers. The Company's operations are currently organized into two geographical divisions: East and West. The Company aggregates its two divisions into a single reportable segment.

The  Company  is  the  leading   consolidator  in  the  automotive   refinishing
distribution industry, having successfully completed as of March 1, 2001 approximately 36 acquisitions over the past nine years, ranging from "add-on" acquisitions to the strategic acquisitions of Thompson and AutoPaints.

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

The Company intends to continue its strategy of expanding through acquisitions. The Company completed six (6) acquisitions during both 2000 and 1999.

Results of Operations

As a result of the acquisition of AutoPaints and its significance to the Company's results of operations, pro forma results of operations are presented for the year ended December 31, 1998. The Company believes that for purposes of Management's Discussion and Analysis, a more meaningful understanding of the Company's performance can be obtained by comparing the pro forma results for all years. Pro forma amounts for 2000 and 1999 are consistent with historical results as the pro forma effects of the six acquisitions completed in each of the years are not material.

The unaudited pro forma consolidated amounts for the year ended December 31, 1998 have been prepared to give effect to the acquisition of AutoPaints as if the transaction had occurred on January 1, 1998. In calculating the pro forma amounts, the historical amounts of AutoPaints for the entire year have been included with those of the Company. The unaudited pro forma amounts do not purport to be indicative of the results of operations that would have actually been obtained if the transactions had occurred on January 1, 1998, or the results of operations that may be obtained in the future.

Net Sales
--------------------------------------------------------------------------------
(In thousands)        2000      Change        1999         Change        1998
--------------------------------------------------------------------------------
Historical        $ 337,213      3.9%      $ 324,490        4.7%      $ 309,946
--------------------------------------------------------------------------------
Pro forma         $ 337,213      3.9%      $ 324,490        0.9%      $ 321,710
--------------------------------------------------------------------------------

Net sales increased $12.7 million or 3.9% from 1999 to 2000 due to "same outlet sales" growth and acquisitions. "Same outlet sales" grew approximately 2.4% while net sales acquired through acquisitions contributed approximately 1.5%. During 2000, the Company completed six acquisitions.

Pro forma net sales increased $2.8 million or 0.9% from 1998 to 1999 due primarily to acquisitions. During 1999, the Company completed six acquisitions. The Company experienced minimal "same outlet sales" growth as a result of competitive market conditions and flat industry demand.

Approximately 70% of net sales consisted of automotive paint products while the remaining portion was paint-related accessories.

Gross Margin
--------------------------------------------------------------------------------
(In thousands)             2000      Change     1999      Change       1998

--------------------------------------------------------------------------------
Historical               $ 122,995    5.1%    $ 117,002    6.7%     $ 109,678
Percentage of net sales      36.5%                36.1%                 35.4%
--------------------------------------------------------------------------------
Pro forma                $ 122,995    5.1%    $ 117,002    2.5%     $ 114,199
Percentage of net sales      36.5%                36.1%                 35.5%
--------------------------------------------------------------------------------

Gross margin for 2000 increased $6.0 million or 5.1% over 1999 due to higher sales volume of $4.6 million and improved margins of $1.4 million. Pro forma gross margin for 1999 increased $2.8 million or 2.5% over 1998 due to improved margins of $1.8 million and higher sales volume of $1.0 million. Gross margin as a percentage of net sales has improved over the last two years as a result of supplier incentive programs and the optimization of early payment discounts.

Operating Expenses
--------------------------------------------------------------------------------
(In thousands)              2000     Change      1999     Change       1998
--------------------------------------------------------------------------------
Historical                $ 52,195    6.5%    $  49,029   (1.0%)    $  49,518
Percentage of net sales      15.5%                15.1%                 16.0%
--------------------------------------------------------------------------------
Pro forma                 $ 52,195    6.5%    $  49,029   (4.1%)    $  51,103
Percentage of net sales      15.5%                15.1%                 15.9%
--------------------------------------------------------------------------------

Operating expenses consist of wages, facility, vehicle and related costs for the Company's store and distribution locations.

Operating expenses as a percentage of net sales increased from 15.1% in 1999 to 15.5% in 2000 due primarily to higher vehicle fuel costs and increased depreciation expense associated with the new point-of-sale computer system implemented during the current year.

Pro forma operating expenses as a percentage of net sales improved from 15.9% in 1998 to 15.1% in 1999 as a result of management's focus during the year on increased productivity and cost containment.

Selling, General and Administrative Expenses
--------------------------------------------------------------------------------
(In thousands)              2000     Change      1999     Change       1998
--------------------------------------------------------------------------------
Historical               $  44,928    5.9%    $  42,436   12.3%     $  37,789
Percentage of net sales      13.3%                13.1%                 12.2%
--------------------------------------------------------------------------------
Pro forma                $  44,928    5.9%    $  42,436    7.7%     $  39,404
Percentage of net sales      13.3%                13.1%                 12.2%
--------------------------------------------------------------------------------

Selling,   general  and  administrative   expenses  ("SG&A")  consist  of  costs
associated  with  the  Company's   corporate  support  staff  and  expenses  for
commissions, wages, and customer sales support activities.

SG&A expenses as a percentage of net sales increased from 13.1% to 13.3% from 1999 to 2000 as a result of increased wages and benefit costs, higher bad debt expenses and increased costs associated with attracting and retaining customers.

Pro forma SG&A expenses as a percentage of net sales increased from 12.2% in 1998 to 13.1% in 1999 as a result of higher selling expenses, finalization of staffing requirements at the Company's corporate headquarters, increased costs associated with attracting and retaining customers, and higher professional fees.

Amortization of Intangible Assets
--------------------------------------------------------------------------------
(In thousands)               2000    Change      1999     Change        1998
--------------------------------------------------------------------------------
Historical                $  6,300   (7.2%)    $  6,792    4.9%      $  6,476
Percentage of net sales       1.9%                 2.1%                  2.1%
--------------------------------------------------------------------------------
Pro forma                 $  6,300   (7.2%)    $  6,792   (2.9%)     $  6,996
Percentage of net sales       1.9%                 2.1%                  2.2%
--------------------------------------------------------------------------------

The decrease in amortization expense between 1999 and 2000, and the decrease in pro forma amortization expense between 1998 and 1999 was a result of certain intangible assets, principally non-compete agreements, becoming fully amortized in those years.

Interest Expense, net
--------------------------------------------------------------------------------
(In thousands)             2000      Change      1999     Change       1998
--------------------------------------------------------------------------------
Historical               $  11,604     7.4%   $  10,802   (5.9%)    $  11,475
Percentage of net sales       3.4%                 3.3%                  3.7%
--------------------------------------------------------------------------------
Pro forma                $  11,604    7.4%    $  10,802   (6.2%)    $  11,510
Percentage of net sales       3.4%                 3.3%                  3.6%
--------------------------------------------------------------------------------

The $0.8 million or 7.4% increase in interest expense between 2000 and 1999 was due to increased interest rates of approximately 110 basis points, partially offset by lower average outstanding borrowings. The Company repaid $25.3 million of outstanding borrowings during 2000.

The $0.7 million or 6.2% decrease in pro forma interest expense between 1999 and 1998 was due to lower outstanding borrowings. The implied interest rates on these borrowings remained relatively stable between years. The Company repaid $6.9 million of outstanding borrowings in 1999.

Income Tax Expense
--------------------------------------------------------------------------------
(In thousands)               2000    Change      1999     Change       1998
--------------------------------------------------------------------------------
Historical                $  4,241    0.2%     $  4,232   74.0%      $  2,432
Percentage of net sales       1.3%                 1.3%                  0.8%
Effective tax rate           53.2%                53.3%                 55.0%
--------------------------------------------------------------------------------
Pro forma                 $  4,241    0.2%     $  4,232   55.2%      $  2,727
Percentage of net sales       1.3%                 1.3%                  0.8%
Effective tax rate           53.2%                53.3%                 52.6%
--------------------------------------------------------------------------------

The increase in income tax expense between 1999 and 2000, and pro forma income tax expense between 1998 and 1999 was directly attributable to higher income before income taxes. The effective tax rate has remained flat over the periods, and has varied from the statutory rates because of certain expenses, principally nondeductible intangible amortization.

Net Income and Income Per Share
--------------------------------------------------------------------------------
(In thousands, except       2000     Change      1999     Change       1998
per share data)
--------------------------------------------------------------------------------
Historical net income     $  3,727    0.4%     $  3,711   86.7%      $  1,988
Percentage of net sales       1.1%                 1.1%                  0.6%
Net income per share      $   0.49    0.0%     $   0.49   69.0%      $   0.29
--------------------------------------------------------------------------------
Pro forma net income      $  3,727    0.4%     $  3,711   50.9%      $  2,459
Percentage of net sales       1.1%                 1.1%                  0.8%
Pro forma net income
    per share             $   .049    0.0%     $   0.49   48.5%      $   0.33
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

Quantitative and Qualitative Disclosure about Market Risk

The Company did not have significant holdings of derivative financial or commodity based instruments at December 31, 2000 or 1999. A review of the Company's other financial instruments and risk exposures indicated the Company has exposure to interest rate risk. Based upon the Company's outstanding debt at December 31, 2000 and the term for which current interest rates are fixed, a 10% increase in interest rates would increase interest expense for 2001 by an estimated $0.4 million.

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

Financial Condition, Liquidity and Capital Resources
--------------------------------------------------------------------------------
(In thousands)                             2000          1999            1998
--------------------------------------------------------------------------------
Net working capital                     $  35,209     $  48,147      $   43,452
Long-term debt                          $  90,652     $ 111,603      $  119,120
Cash provided by operating activities   $  29,646     $   8,781      $   16,094
Cash used in investing activities       $  (5,059)    $  (2,371)     $     (663)
Cash used in financing activities       $ (23,693)    $  (6,800)     $  (14,786)
--------------------------------------------------------------------------------

The Company's primary sources of funds over the past three years were from operations and borrowings under its credit facilities. The Company's principal uses of cash were to fund working capital, capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Net cash generated from operating activities was $29.6 million in 2000 compared with $8.8 million in 1999. This increase was the result of a positive change in operating assets and liabilities, primarily accounts payable and other liabilities. The increase in cash flows of $21.3 million in accounts payable and other liabilities resulted from differences in payment terms between years on large "year end" inventory purchases. Partially offsetting this increase was higher investment in inventory, prepaid and other assets.

Net cash used in investing activities was $5.1 million in 2000 compared with $2.4 million in 1999. The increase was primarily the result of increased capital spending for the implementation of a new "point-of-sale" computer system and a consolidated general ledger system. The Company estimates that capital expenditures for 2001, principally for information technology equipment, will approximate $2.0 million.

Net cash used in financing activities was $23.7 million in 2000, compared with $6.8 million in 1999, primarily from the repayment of debt. The increase in debt repayments was a result of improved working capital management and favorable payment terms with our vendors on "year end" inventory purchases.

Total capitalization at December 31, 2000, was $158.4 million, comprised of $101.6 million of debt and $56.8 million of equity. Debt as a percentage of total capitalization decreased from 69.9% to 64.1% between 1999 and 2000. This improvement was attributable to the increase in equity resulting from current year net income, along with the decrease in debt resulting from repayments.

At December 31, 2000, the Company had term credit and revolving credit facilities totaling $65.4 million and senior subordinated debt of $30 million. The Company was in compliance with the covenants underlying its credit facilities, and had availability under its revolving credit facility of $24.9 million as of year end. The Company also had availability under its acquisitions revolving credit facility of $5.7 million.

Based on current and projected operating results and giving effect to total indebtedness, the Company believes that cash flow from operations and funds available from lenders and other creditors will provide adequate funds for ongoing operations, debt service and planned capital expenditures.

Other Matters

The Company has reviewed the impact and subsequent disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and does not expect it to have a material impact on the financial condition or results of operations.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements:                                                       Page

   Report of Independent Accountants                                         17

   Consolidated Balance Sheets                                               18

   Consolidated Statements of Operations                                     19

   Consolidated Statements of Cash Flows                                     20

   Consolidated Statements of Shareholders' Equity                           21

   Notes to Consolidated Financial Statements                                22

   Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts                     35

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of FinishMaster, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FinishMaster, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 2, 2001

CONSOLIDATED
BALANCE SHEETS
FinishMaster, Inc.
                                                                       December 31,         December 31,
(In thousands, except share amounts)                                           2000                 1999
ASSETS
Current assets
      Cash                                                         $          1,513     $            619
      Accounts receivable, net of allowance for doubtful
           accounts of $1,337 and $1,419, respectively                       29,063               30,135
      Inventory                                                              63,346               56,830
      Refundable income taxes                                                   710                  295
      Deferred income taxes                                                   3,459                3,301
      Prepaid expenses and other current assets                               4,349                3,328
                                                                   -----------------------------------------
      Total current assets                                                  102,440               94,508

Property and equipment
      Land                                                                      368                  368
      Vehicles                                                                1,432                1,244
      Buildings and improvements                                              5,903                5,489
      Machinery, equipment and fixtures                                      11,922                8,845
                                                                   -----------------------------------------
                                                                             19,625               15,946
      Accumulated depreciation                                              (10,649)              (8,226)
                                                                   -----------------------------------------
                                                                              8,976                7,720

Other assets
      Intangible assets, net                                                102,858              108,115
      Deferred income taxes                                                   1,870                2,250
      Other                                                                   2,173                1,642
                                                                   -----------------------------------------
                                                                            106,901              112,007
                                                                   -----------------------------------------
                                                                   $        218,317     $        214,235
                                                                   =========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                             $         46,470     $         25,856
      Amounts due to LDI                                                        506                  767
      Accrued compensation and benefits                                       6,033                5,312
      Other accrued expenses and current liabilities                          3,232                2,908
      Current maturities of long-term debt                                   10,990               11,518
                                                                   -----------------------------------------
      Total current liabilities                                              67,231               46,361

Long-term debt, less current maturities                                      90,652              111,603
Other long-term liabilities                                                   3,628                3,202
Commitments and contingencies (Note 8)
Shareholders' equity
      Preferred stock, no par value; 1,000,000 shares authorized;
           no shares issued and outstanding                                       -                    -
      Common stock, $1 stated value; 25,000,000 shares authorized;
           7,540,804 and 7,537,636 shares issued and outstanding              7,540                7,538
      Additional paid-in capital                                             27,367               27,359
      Retained earnings                                                      21,899               18,172
                                                                   -----------------------------------------
                                                                             56,806               53,069
                                                                   -----------------------------------------
                                                                   $        218,317     $        214,235
                                                                   =========================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF OPERATIONS
FinishMaster, Inc.

                                                                 Year                 Year                 Year
                                                                Ended                Ended                Ended
                                                         December 31,         December 31,          December 31,
(In thousands, except per share data)                            2000                 1999                 1998
Net sales                                            $        337,213     $        324,490     $        309,946
Cost of sales                                                 214,218              207,488              200,268
                                                     --------------------------------------------------------------
Gross margin                                                  122,995              117,002              109,678

Expenses
      Operating                                                52,195               49,029               49,518
      Selling, general and administrative                      44,928               42,436               37,789
      Amortization of intangible assets                         6,300                6,792                6,476
                                                     --------------------------------------------------------------
                                                              103,423               98,257               93,783
                                                     --------------------------------------------------------------
Income from operations                                         19,572               18,745               15,895

Interest expense, net                                          11,604               10,802               11,475
                                                     --------------------------------------------------------------

Income before income taxes                                      7,968                7,943                4,420
Income tax expense                                              4,241                4,232                2,432
                                                     --------------------------------------------------------------
Net income                                           $          3,727     $          3,711     $          1,988
                                                     ==============================================================

Net income per share (Note 10):
      Basic                                          $           0.49     $           0.49     $           0.29
                                                     ==============================================================
      Diluted                                        $           0.49     $           0.49     $           0.29
                                                     ==============================================================
Weighted average shares outstanding - Basic                     7,540                7,536                6,775
                                                     ==============================================================
Weighted average shares outstanding - Diluted                   7,551                7,545                6,780
                                                     ==============================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF CASH FLOWS
FinishMaster, Inc.
                                                                                 Year           Year             Year
                                                                                Ended          Ended            Ended
                                                                          December 31,   December 31,     December 31,
(In thousands)                                                                   2000           1999             1998

Operating activities
      Net income                                                         $      3,727      $   3,711           $ 1,988
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                       11,144         11,019            10,464
           Deferred income taxes                                                  222          1,125             2,249
           Changes in operating assets and liabilities
             (excluding the impact of acquisitions):
              Accounts receivable, net                                          1,854            785               758
              Inventories                                                      (4,530)         1,639               (15)
              Prepaid and other assets                                         (4,091)           440            (1,740)
              Accounts payable and other liabilities                           21,320         (9,938)            2,390
                                                                         ----------------------------------------------
Net cash provided by operating activities                                      29,646          8,781            16,094

Investing activities
      Business acquisitions and payments under
           earn-out provisions for prior acquisitions                          (1,853)        (1,280)             (191)
      Purchases of property and equipment                                      (3,110)          (973)           (1,844)
      Proceeds from disposal of property and equipment                             10             20                58
      Cash acquired through merger with LDI
           AutoPaints, Inc.                                                         -              -             1,786
      Other                                                                      (106)          (138)             (472)
                                                                         ----------------------------------------------
Net cash used in investing activities                                          (5,059)        (2,371)             (663)

Financing activities
      Proceeds from the exercise of stock options                                   -              -                 7
      Debt issuance costs                                                        (166)          (155)             (168)
      Proceeds from debt                                                       95,357         98,280            43,300
      Repayment of debt                                                      (118,884)      (104,925)          (57,925)
                                                                         ----------------------------------------------
Net cash used in financing activities                                         (23,693)        (6,800)          (14,786)
                                                                         ----------------------------------------------
Increase(decrease) in cash                                                        894           (390)              645
Cash at beginning of period                                                       619          1,009               364
                                                                         ----------------------------------------------
Cash at end of period                                                    $      1,513      $     619           $ 1,009
                                                                         ==============================================
Supplemental disclosure of cash flow information
      Cash paid (received) during the
      period for:
           Interest                                                      $     10,687      $  10,998           $10,360
                                                                         ==============================================
           Taxes                                                         $      4,230      $   2,158           $  (291)
                                                                         ==============================================
Non-cash activities
      Acquisition of LDI AutoPaints, Inc.:
           Assets acquired                                                                                     $17,667
           Less liabilities assumed                                                                              3,246
                                                                                                               --------
           Equity purchased                                                                                     14,421
           Less cash acquired in transaction                                                                     1,786
                                                                                                               --------
           Net assets acquired, excluding cash                                                                 $12,635
                                                                         ==============================================
      Earn-out adjustments for prior acquisitions                        $          -      $       -           $   810
                                                                         ==============================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF SHAREHOLDERS' EQUITY
FinishMaster, Inc.

                                                Additional
                                      Common       Paid-in   Retained
(In thousands)                         Stock       Capital   Earnings    Totals


Balances at December 31, 1997            5,993     14,466     12,473      32,932
Options exercised                            1          6          -           7
Issuance of stock related
   to merger of
   LDI AutoPaints, Inc.                  1,542     12,879          -      14,421
Net income for the year                      -          -      1,988       1,988
                                      ------------------------------------------

Balances at December 31, 1998            7,536     27,351     14,461      49,348
Stock grants issued                          2          8          -          10
Net income for the year                      -         -       3,711       3,711
                                      ------------------------------------------

Balances at December 31, 1999         $  7,538   $ 27,359   $ 18,172    $ 53,069
Stock grants issued                          2          8          -          10
Net income for the year                      -         -       3,727       3,727
                                      ------------------------------------------

Balances at December 31, 2000         $  7,540   $ 27,367   $ 21,899    $ 56,806
                                      ==========================================


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
FinishMaster, Inc.


1.       SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of March 1, 2001, the Company operated 156 sales outlets and three major distribution centers in 22 states and is organized into two major geographical divisions - East and West. The Company aggregates its two geographic divisions into a single reportable segment. The Company has over 35,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is highly dependent on the key suppliers outlined above, which account for approximately 80% of the Company's purchases.

Principles of Consolidation: The Company's consolidated financial statements include the accounts of FinishMaster and its wholly owned subsidiaries from the dates of their respective acquisition. All significant intercompany accounts and transactions have been eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: From July 9, 1996, the date of acquisition, to June 29, 1998, AutoPaints owned 4,045,100 shares of FinishMaster common stock, representing a 67.5% ownership interest in the Company. AutoPaints was a wholly-owned subsidiary of Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is an indirect wholly-owned subsidiary of LDI, Ltd., ("LDI"), an Indiana limited partnership. Effective June 30, 1998, AutoPaints was merged into the Company in exchange for the issuance of an additional 1,542,416 shares of FinishMaster common stock. Upon completion of this transaction, Distribution became the majority shareholder of the Company with 5,587,516 shares of common stock, representing 74.1% of the outstanding shares at December 31, 2000, 1999 and 1998. Throughout the remainder of these financial statements, LDI and Distribution are collectively referred to as "LDI."

Transactions with Majority Shareholder: The Company reimburses its majority shareholder, LDI, for the cost of insurance and certain other expenses. Those expenses amounted to $183,000, $158,000, and $538,000 for the years ended December 31, 2000, 1999, and 1998, respectively. In addition, the Company leases from LDI its corporate office space to which it moved in 1998. Lease expense and payments for repairs and maintenance to LDI totaled approximately $202,000, $214,000, and $105,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company also has subordinated debt payable to LDI (see Note 4, Long-Term Debt).

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2000, and 1999, checks drawn on future deposits and borrowings of $10,622,000 and $3,300,000, respectively, were classified as accounts payable. These amounts represent outstanding checks in excess of funds on deposit.

Receivables: Trade accounts receivable represents amounts due primarily from automotive body repair shops and dealerships. Trade receivables are typically not collateralized. No single customer exceeds 10% of the Company's receivables at December 31, 2000.

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

Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation is computed using a combination of straight-line and accelerated methods over the following range of estimated useful lives:

Buildings & improvements....................................   Up to 30 years
Vehicles....................................................    Up to 5 years
Leasehold improvements......................................    Life of lease
Machinery, equipment & fixtures.............................    3 to 12 years

Depreciation  expense for 2000,  1999 and 1998 was  $2,215,000,  $2,427,000  and
$2,772,000, respectively.

Revenue Recognition: Revenues from product sales are recognized at the time of shipment or delivery to the customer. The company has reviewed the accounting and disclosure requirements of Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" and has determined that it is in compliance.

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

Internal Use Software: Costs incurred to develop or obtain software for internal use within the business are capitalized in accordance with the provisions of Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."
During 2000 and 1999, the Company capitalized approximately $2,223,000 and $589,000, respectively, of costs related to efforts to migrate to a single information technology platform. Once placed in service, software costs incurred are depreciated over their estimated useful life that range from 3 to 5 years.

Derivative Instruments and Hedging Activities: As the Company is not routinely involved in derivative and hedging activities, the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" beginning in the first quarter of 2001 is not expected to have a material impact on the financial condition or results of operations.

Shipping and Handling Fees and Costs: The Company includes the cost of delivering the product to the customer in the operating expense section of the consolidated statements of operations. The total delivery costs incurred for 2000, 1999, and 1998 are estimated at $17,564,000, $17,035,000, and $16,465,000, respectively.

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


                                                                          Year            Year           Year
                                                                         Ended           Ended          Ended
                                                                   December 31,    December 31,   December 31,
(In thousands)                                                            2000            1999           1998

Accounts receivable                                               $       782     $       708     $    2,225
Inventory                                                               1,985             725          4,389
Deferred taxes                                                              -               -            535
Equipment and other                                                       370             202          3,128
Intangible assets                                                       1,278             650          7,390
                                                                  ----------------------------------------------
                                                                        4,415           2,285         17,667

Less liabilities assumed                                                  513             714          3,246
                                                                  ----------------------------------------------

Acquisition price                                                       3,902           1,571         14,421
Acquisition debt                                                        2,049             291              -
                                                                  ----------------------------------------------

Net assets of businesses acquired, net of acquisition debt        $     1,853     $     1,280     $   14,421
                                                                  ==============================================

Number of acquisitions                                                      6               6              1
                                                                  ----------------------------------------------


During 2000, the Company completed six acquisitions. The acquisitions occurred in California, South Carolina, Washington DC, Ohio and Texas, and were funded with cash and debt.

During 1999, the Company completed six acquisitions. The acquisitions occurred in Illinois, New Jersey and Texas, and were funded with cash and debt.

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

The following table sets forth the unaudited pro forma results of operations for 1998 for the acquisition occurring during such period as if the transaction was consummated as of January 1, 1998. The acquisitions in 2000 and 1999 did not have a significant impact on the Company's unaudited results of operations including sales, net income and earnings per share, and therefore are not presented in the table. The unaudited pro forma results of operations consist of the historical results of the Company and the acquired entity, as adjusted to give effect to additional interest, depreciation and amortization expense arising from the acquisitions. This pro forma information does not include reductions to operating expenses resulting from the elimination of duplicate functions and facilities directly attributable to the acquisitions. This pro forma information does not purport to be indicative of the combined results of operations which would have actually been obtained had the acquisition been made as of that date, or which may be obtained in the future.


                                                                                            Year
                                                                                           Ended
                                                                                     December 31,
(In thousands)                                                                              1998
Pro forma net sales                                                              $       321,710
Pro forma net income (loss)                                                      $         2,459
Pro forma net income (loss) per common share:
      Basic                                                                      $          0.33
      Diluted                                                                    $          0.33
Weighted average number of common shares - Diluted                                         7,536

3.       INTANGIBLE ASSETS

Intangible assets consisted of the following:
                                                                December  31,        December 31,
(In thousands)                                                          2000                1999

Goodwill                                                    $        121,018     $       120,364
Non-compete agreements                                                12,262              11,534
Debt issuance costs                                                    2,179               2,013
                                                            ----------------------------------------
                                                                     135,459             133,911
Less accumulated amortization                                         32,601              25,796
                                                            ----------------------------------------

Intangible assets, net                                      $        102,858     $       108,115
                                                            ========================================

4.       LONG-TERM DEBT

Long-term debt consisted of the following:
                                                                 December 31,        December 31,
(In thousands)                                                          2000                1999

Revolving Credit Facility                                   $         35,100     $        48,900
Acquisition Revolving Credit Facility                                  1,797                   -
Term Credit Facility                                                  28,495              35,495
Senior Subordinated Debt                                              30,000              30,000
Notes payable to former owners of acquired businesses
      with interest at various rates up to 11%, due at
      various dates through 2007                                       4,624               6,905
Other long-term financing at various rates, due at
       various dates through 2010                                      1,626               1,821
                                                            ----------------------------------------
                                                                     101,642             123,121
Less current maturities                                               10,990              11,518
                                                            ----------------------------------------

                                                            $         90,652     $       111,603
                                                            ========================================

Revolving Credit Facility: The Company has a revolving credit facility with a syndicate of banks, limited to the lesser of (1) $60 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory plus $7.5 million less letter of credit obligations and a reserve for three months facility rent. Principal is due on November 19, 2003. Interest rates and payment dates are variable based upon interest rate and term options selected by management. Interest rates at December 31, 2000 on outstanding revolving credit borrowings varied from 8.91% to 10.25%. Revolving credit borrowings are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, which in 2000 was 2.25% over LIBOR or 0.75% over prime in the case of Floating Rate Advances. Effective January 1, 2001, the interest rates will be 2.00% over LIBOR or 0.50% over prime based upon the Company's Leverage Ratio as of September 30, 2000. The Company is charged an annual administrative fee of $50,000, and an annual commitment fee, payable monthly, that ranges between 0.2% and 0.5% of the unused portion of the revolving line of credit. At December 31, 2000, the Company had $24.9 million of available borrowings under its revolving credit facility.

Acquisitions Revolving Credit Facility: The Company has a revolving credit facility with a syndicate of banks to finance future business acquisitions. Interest rates and payments are based upon one of two options selected by management, LIBOR plus 3.0% or an alternative base rate that is prime plus 1%. The Company is charged a commitment fee of 0.5% on the average daily unused portion of the facility, due quarterly. This credit facility expires in February 2002.

Term Credit Facility: The term loan, which expires on November 19, 2003, requires quarterly principal payments that began on March 31, 1999. Quarterly principal payments in 2000 were $1.5 million and increase in amount each year over the remaining term of the loan. Interest rates and payment dates are variable based upon interest rate and term options selected by management. Interest rates at December 31, 2000 were at 8.98% on outstanding term borrowings. Term borrowings are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, of 2.25% over LIBOR. Effective January 1, 2001, the interest rate will be 2.00% over LIBOR based upon the Company's Leverage Ratio as of September 30, 2000.

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

As of December 31, 2000, the Company was in compliance with its covenants.

Senior Subordinated Debt: The senior subordinated debt owed to LDI and two LDI affiliated trusts matures May 19, 2004. Interest accrues at 9.0% annually and is payable quarterly. The subordinated debt is expressly subordinate in right of payment to all senior indebtedness.

The aggregate principal payments for the next five years subsequent to December 31, 2000 are as follows:

(In thousands)

2001                                                          $          10,990
2002                                                                     11,066
2003                                                                     47,319
2004                                                                     30,673
2005                                                                        268
Thereafter                                                                1,326
                                                              ------------------
                                                              $         101,642
                                                              ==================

The carrying amounts of certain financial instruments such as cash, accounts receivable, accounts payable, and long-term debt approximate their fair values. The fair value of long-term debt is estimated using discounted cash flows and the Company's current incremental borrowing rates for similar types of arrangements.

5.       EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan ("Plan"), which covers substantially all employees who have met certain requirements as to date of service. The Company currently contributes up to 25% of each $1.00 contributed by employees up to 6% of their annual compensation. In addition, the Company may contribute, at the discretion of the Board of Directors, an additional amount up to 4% of employees' annual compensation. Company contributions charged to operations under the Plan were approximately $279,000, $213,000 and $191,000 for years ended December 31, 2000, 1999 and 1998, respectively. Employees of Thompson and AutoPaints were merged into the plan during 1999 and 1998, respectively.

6.       STOCK OPTIONS

The Company has a stock option plan that was amended on April 29, 1999, under which officers, key employees, and directors may be granted options to purchase stock. The amendments included increasing the number of shares of common stock reserved for issuance under the plan from 600,000 to 750,000 and changing the method for determining the exercise price of the options on the date of grant. All options granted under this plan have been granted at a price not less than the fair market value of the Company's common stock on the date of grant and have a maximum life of ten years from the date of the grant. All grants prior to 1998 were fully vested at the date of issue. Certain stock options granted in 2000, 1999 and 1998 were also fully vested at the date of issue, while others vest over periods ranging from one to four years.

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


                                              Year           Year          Year
                                             Ended          Ended         Ended
                                       December 31,   December 31,  December 31,
                                              2000           1999          1998
(In thousands, except per share data)
Net income:
      As reported                         $  3,727      $    3,711      $  1,988
      Pro forma                           $  3,135      $    3,201      $  1,299

Net income per share:
      As reported, Basic                  $   0.49      $     0.49      $   0.29
      As reported, Diluted                $   0.49      $     0.49      $   0.29

      Pro forma, Basic                    $   0.42      $     0.42      $   0.19
      Pro forma, Diluted                  $   0.42      $     0.42      $   0.19

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2000, 1999, and 1998 respectively: Risk free interest rate of 6.4%, 5.6%, and 5.0%; no dividend yield; expected option lives of nine years; and stock price volatility of 48.5%, 50.4%, and 49.6%.

                                                    December 31,                 December 31,                 December 31,
                                                        2000                         1999                         1998
                                                        ----                         ----                         ----

                                                              Weighted                      Weighted                     Weighted
                                                              -Average                      -Average                     -Average
                                                              Exercise                      Exercise                     Exercise
                                                Options          Price       Options           Price      Options           Price

Outstanding-beginning of year                   524,034   $        8.35      426,490   $        8.89      210,000   $        9.92
Granted                                          92,200   $        7.28      100,024   $        6.03      263,800   $        8.38
Exercised                                             -   $           -            -   $           -          800   $        8.25
Forfeited                                         3,900   $        8.50        2,480   $        8.96       46,510   $       10.65

                                             --------------------------------------------------------------------------------------
Outstanding-end of year                         612,334   $        8.13      524,034   $        8.35      426,490   $        8.89
                                             ======================================================================================

Exercisable-end of year                         563,534   $        8.06      363,034   $        8.61      260,890   $        9.09
                                             ======================================================================================

                                                                  Exercise Price Range
                                              --------------------------------------------------------------

                                                 $5.34-$8.25         $10.25-$11.55             Total
                                              -------------------  -------------------  --------------------
Options outstanding                                     412,624              199,710               612,334
Weighted average exercise price               $            6.83    $           10.82    $             8.13
Average remaining contractual life                    8.1 years            7.9 years             8.1 years
Options exercisable                                     392,624              170,910               563,534
Weighted average exercise price               $            6.88    $           10.78    $             8.06

The weighted-average fair value of options granted during the years ended December 31, 2000, 1999, and 1998 were $4.75, $3.84, and $4.62 per option, respectively, where the exercise price of the options equaled the market price on the date of grant. Certain options were granted during 2000, 1999 and 1998 where the exercise price of the options exceeded the market value of the stock on the date of grant. The weighted-average fair value of these options was $4.61, $3.67 and $6.51 per option at December 31, 2000, 1999 and 1998, respectively. The remaining contractual life of options outstanding at December 31, 2000 is 8.1 years.

7.       INCOME TAXES

The provision for federal and state income taxes consisted of the following:

                                 Year             Year              Year
                                Ended            Ended             Ended
                          December 31,     December 31,      December 31,
(In thousands)                   2000             1999              1998

Current:
      Federal            $      3,202     $       2,383     $         96
      State                       817               724               87
                         ---------------------------------------------------
                                4,019             3,107              183
                         ---------------------------------------------------
Deferred:
      Federal                     193               952             2,082
      State                        29               173               167
                         ---------------------------------------------------
                                  222             1,125             2,249
                         ---------------------------------------------------

                         $      4,241     $       4,232     $       2,432
                         ===================================================


The reconciliation of income taxes computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                      Year                 Year                   Year
                                                     Ended                Ended                  Ended
                                               December 31,         December 31,          December 31,
                                                      2000                 1999                   1998

   Federal statutory tax rate                        34.0%                34.0%                34.0%
   State tax provision                                7.0%                 7.5%                 3.8%
   Nondeductible intangible amortization              8.4%                 8.4%                14.7%
   Other                                              3.8%                 3.4%                 2.5%
                                             --------------------------------------------------------------
Effective tax rate                                   53.2%                53.3%                55.0%
                                             ==============================================================

Significant components of the Company's deferred tax assets as of December 31, 2000, and 1999 are as follows:

                                                   December 31,     December 31,
(In thousands)                                             2000             1999

Deferred tax assets:
      Depreciation                                $         553    $         887
      Amortization of intangibles                         1,167            1,450
      Allowances                                            856              838
      Inventory                                           1,065              915
      Accrued expenses and other                          1,688            1,461
                                                  ------------------------------
                                                  $       5,329    $       5,551
                                                  ==============================

8.     COMMITMENTS AND CONTINGENCIES

FinishMaster occupies facilities and uses equipment and vehicles under operating lease agreements requiring annual rental payments approximating the following amounts for the five years subsequent to December 31, 2000:

(In thousands)

2001                                                    $           7,540
2002                                                                6,092
2003                                                                4,680
2004                                                                3,445
2005                                                                2,077
Thereafter                                                            858
                                                        ------------------

                                                        $          24,692
                                                        ==================

Rent expense charged to operations, including short-term leases, totaled approximately $8.4 million, $8.5 million, and $6.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

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

In January 1999, we were named in an unfair business practices lawsuit by an automotive paint distributor located in the State of California. The plaintiff in such suit alleged that we offered, in a manner that injured the plaintiff, rebates and cash bonuses to businesses in the Southern California area if those businesses would buy exclusively from us and use our products. The plaintiff claimed damages in the amount of $3.8 million, trebled to $11.4 million. During 2000, the court granted summary judgment in our favor. The plaintiff has not appealed the judgment against it, and the decision is now final.

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

                                                                                      Three Months ended
                                                          --------------------------------------------------------------------------
                                                              March 31,            June 30,      September 30,         December 31,
(In thousands,  except per share data)                             2000                2000               2000                 2000
                                                          ----------------  ----------------   ------------------  -----------------
Net sales                                                 $      84,670     $      87,343      $       85,600      $         79,600
Gross margin                                              $      29,933     $      31,359      $       31,391      $         30,312
Income from operations                                    $       4,643     $       5,457      $        4,980      $          4,492
Income before income taxes                                $       1,755     $       2,407      $        2,012      $          1,794
Net income                                                $         904     $       1,061      $          957      $            805
Net income per share - Diluted                            $        0.12     $        0.14      $         0.13      $           0.10

                                                                                      Three Months ended
                                                          --------------------------------------------------------------------------
                                                              March 31,          June 30,        September 30,         December 31,
(In thousands,  except per share data)                             1999              1999                 1999                 1999
                                                          ----------------  ----------------   ------------------  -----------------

Net sales                                                 $      80,106     $      83,212      $       82,460      $         78,712
Gross margin                                              $      28,620     $      29,777      $       29,878      $         28,727
Income from operations                                    $       5,073     $       5,270      $        4,728      $          3,674
Income before income taxes                                $       2,326     $       2,609      $        2,076      $            932
Net income                                                $       1,176     $       1,302      $        1,051      $            182
Net income per share - Diluted                            $        0.16     $        0.17      $         0.14      $           0.02

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

The following table sets forth the computation of basic and diluted net income per share:

                                                                 Year                Year                Year
                                                                Ended               Ended               Ended
                                                         December 31,        December 31,        December 31,
(In thousands, except per share data)                            2000                1999                1998

Numerator:
      Net income                                      $         3,727     $         3,711     $         1,988
                                                      -----------------------------------------------------------
Denominator:
      Basic-weighted average shares                             7,540               7,536               6,775

      Effect of dilutive stock options                             11                   9                   5
                                                      -----------------------------------------------------------
      Diluted-weighted average shares                           7,551               7,545               6,780
                                                      -----------------------------------------------------------

Basic net income per share                            $          0.49     $          0.49     $          0.29
                                                      ===========================================================

Diluted net income per share                          $          0.49     $          0.49     $          0.29
                                                      ===========================================================

For all years presented, antidilutive stock options were excluded in the determination of dilutive earnings per share.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2000.


ITEM 11 - EXECUTIVE COMPENSATION

Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2000.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2000.


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

     (3) The Exhibits filed herewith or incorporated herein by reference are set forth in the Exhibit Index on page 35.

(b)  Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    March 28, 2001                        FINISHMASTER, INC.

                                              By: /s/ Robert R. Millard
                                                 ----------------------
                                                    Robert R. Millard

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

              Signature                      Date                 Title
--------------------------------------------------------------------------------
(1)    Principal Executive Officer:

/s/ Andre B. Lacy
-----------------
Andre B.  Lacy                         March 28, 2001     Chairman of the Board

(2)      Principal Financial
         and Accounting Officer:

/s/ Robert R. Millard
---------------------
Robert R. Millard                      March 28, 2001     Senior Vice President,
                                                          Finance and Chief
                                                          Financial Officer
(3)    A Majority of the
       Board of Directors:

/s/ Andre B. Lacy
-----------------
Andre B.  Lacy                         March 28, 2001     Director

/s/ Thomas U. Young
-------------------
Thomas U.  Young                       March 28, 2001     Director

/s/ Margot L. Eccles
--------------------
Margot L.  Eccles                      March 28, 2001     Director

/s/ Wes N. Dearbaugh
--------------------
Wes N. Dearbaugh                       March 28, 2001     Director

/s/ Peter L. Frechette
----------------------
Peter L.  Frechette                    March 28, 2001     Director

/s/ David W. Knall
------------------
David W. Knall                         March 28, 2001     Director

/s/ Michael L. Smith
--------------------
Michael L.  Smith                      March 28, 2001     Director

/s/ Walter S. Wiseman
---------------------
Walter S.  Wiseman                     March 28, 2001     Director

                       FINISHMASTER, INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

EXHIBITS


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

     10.1 FinishMaster, Inc. Stock Option Plan (Amended and Restated as of April 29, 1999) (previously filed with Registrant's proxy statement on Schedule 14/A dated April 9, 1999)

     10.2* FinishMaster, Inc. Deferred Compensation Plan dated as of November 1, 2000

     21*       Subsidiaries of the Registrant

     23*       Consent of Independent Accountants

     99(a) Amended and Restated Credit Agreement, dated as of February 1, 2000, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and Bank One, Indiana, N.A., as Agent (previously filed with Form 10-K dated March 29, 2001)

     99(b) Subordinated Note Agreement, dated as of November 19, 1997, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 8-K dated December 3, 1997)

     *filed herein


       Schedule II - Valuation and Qualifying Accounts (In thousands)

                                                            Additions
                                               -------------------------------
                                                                                                                        Balance
                                               Balance at      Charged to      Charged to                               at End
                                               Beginning       Costs and       Other                                      of
Description                                    of Period       Expenses        Accounts              Deductions         Period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
                                                                                                                           <C
     Allowance for doubtful accounts           $    1,419      $   1,011       $         0          $    1,093  (B)    $    1,337

Year ended December 31, 1999:
     Allowance for doubtful accounts           $    1,680      $     433       $         0  (A)     $      694  (B)    $    1,419

Year ended December 31, 1998:
     Allowance for doubtful accounts           $    2,247      $     464       $       147  (A)     $    1,178  (B)    $    1,680

(A) Represents allowance for doubtful accounts of acquired entities.

(B) Represents uncollectible accounts written off, less recoveries.