Form 10-Q
period 2001-03-31
FINISHMASTER INC
filed 2001-05-14
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 2001

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
Yes X         No
-------       -----

On May 1, 2001, there were 7,540,804 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001


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

PART I.  FINANCIAL STATEMENTS

                               FINISHMASTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                          March 31,                December 31,
                                                                                            2001                      2000 (1)
                                                                                     ------------------       -------------------
ASSETS                                                                                   (unaudited)
Current Assets
     Cash                                                                               $        8,958            $        1,513
     Accounts receivable, net of allowance for doubtful
        accounts of $1,490 and $1,337, respectively                                             30,139                    29,063
     Inventory                                                                                  57,129                    63,346
     Refundable income taxes                                                                         -                       710
     Deferred income taxes                                                                       3,459                     3,459
     Prepaid expenses and other current assets                                                   3,837                     4,349
                                                                                        ---------------           ---------------
       Total Current Assets                                                                    103,522                   102,440

Property and Equipment, net                                                                      8,622                     8,976

Other Assets
     Intangible assets, net                                                                    101,804                   102,858
     Deferred income taxes                                                                       1,869                     1,870
     Other                                                                                       1,734                     2,173
                                                                                        ---------------           ---------------
                                                                                               105,407                   106,901
                                                                                        ---------------           ---------------
                                                                                        $      217,551            $      218,317
                                                                                        ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                                   $       53,464            $       46,470
     Amounts due to LDI                                                                             60                       506
     Accrued compensation and benefits                                                           5,229                     6,033
     Accrued expenses and other current liabilities                                              1,995                     3,232
     Current maturities of long-term debt                                                        5,993                    10,990
                                                                                        ---------------           ---------------
       Total Current Liabilities                                                                66,741                    67,231

Long-Term Debt, less current maturities                                                         89,458                    90,652
Other Long-Term Liabilities                                                                      4,090                     3,628

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
        authorized; no shares issued or outstanding                                                  -                         -
     Common stock, $1 stated value, 25,000,000
        shares authorized; 7,540,804 and 7,540,804
        shares issued and outstanding                                                            7,540                     7,540
     Additional paid-in capital                                                                 27,367                    27,367
     Other comprehensive income (loss)                                                            (383)                        -
     Retained earnings                                                                          22,738                    21,899
                                                                                        ---------------           ---------------
                                                                                                57,262                    56,806
                                                                                        ---------------           ---------------
                                                                                        $      217,551            $      218,317
                                                                                        ===============           ===============

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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                    ---------------------------------
                                                                       2001               2000
                                                                    -------------    ----------------
Net Sales                                                            $    83,235        $     84,670

Cost of Sales                                                             52,882              54,737
                                                                     ------------       -------------

Gross Margin                                                              30,353              29,933
                                                                     ------------       -------------

Expenses
     Operating                                                            13,339              13,447
     Selling, general and administrative                                  10,871              10,326
     Amortization of intangible assets                                     1,348               1,517
                                                                     ------------       -------------
                                                                          25,558              25,290
                                                                     ------------       -------------

Income from Operations                                                     4,795               4,643

Interest Expense, net                                                      2,308               2,888
                                                                     ------------       -------------


Income Before Income Taxes and Extraordinary Loss                          2,487               1,755
Income Tax Expense                                                         1,153                 851
                                                                     ------------       -------------

Net Income Before Extraordinary Loss                                       1,334                 904
Extraordinary Loss on Early Extinguishments of Debt, net
   of income tax benefit of $324                                             495                   -
                                                                     ------------       -------------

Net Income                                                           $       839        $        904
                                                                     ============       =============


Net Income per Share - Basic and Diluted
     Net Income before extraordinary loss                            $      0.18        $       0.12
     Extraordinary loss, net of income taxes                                0.07                   -
                                                                     ------------       -------------
     Net income                                                      $      0.11        $       0.12
                                                                     ============       =============



Weighted Average Shares Outstanding - Basic                                7,541               7,538
                                                                     ============       =============
Weighted Average Shares Outstanding - Diluted                              7,556               7,572
                                                                     ============       =============



The accompanying notes are an integral part of the condensed consolidated financial statements.


                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                         --------------------------------------
                                                                              2001                   2000
Operating Activities                                                     ----------------      ----------------
   Net income                                                              $        839          $        904
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                            3,443                 2,556
         Changes in operating assets and liabilities
             (excluding the impact of acquisition):
                  Accounts receivable, net                                       (1,076)               (2,003)
                  Inventories                                                     6,217                 4,878
                  Prepaid expenses and other assets                               1,050                  (540)
                  Accounts payable and other liabilities                          4,544                (5,570)
                                                                           -------------         -------------
Net Cash Provided by Operating Activities                                        15,017                   225

Investing Activities
  Business acquisitions and payments under earn-out provisions of
       prior acquisition agreements                                                 (30)               (1,650)
  Purchases of property and equipment                                              (215)                 (255)
                                                                           -------------         -------------
Net Cash Used in Investing Activities                                              (245)               (1,905)

Financing Activities
   Debt issuance costs                                                           (1,138)                    -
   Proceeds from debt                                                            86,574                29,696
   Repayment of debt                                                            (92,763)              (27,611)
                                                                           -------------         -------------
Net Cash Provided by (Used In) Financing Activities                              (7,327)                2,085
                                                                           -------------         -------------

Increase in Cash                                                                  7,445                   405
Cash at Beginning of Period                                                       1,513                   619
                                                                           -------------         -------------
Cash at End of Period                                                      $      8,958          $      1,024
                                                                           =============         =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

FINISHMASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

Basis of Presentation: The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 2000 Annual Report on Form 10-K.

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of March 31, 2001, the Company operated 156 sales outlets and three major distribution centers in 22 states and is organized into two major geographical divisions - East and West. The Company aggregates its two geographic divisions into a single reportable segment. The Company has over 35,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster Private Brand refinishing accessory products. The Company is highly dependent on the key suppliers outlined above, which account for approximately 85% of the Company's purchases.

Principles of Consolidation: The Company's consolidated financial statements include the accounts of FinishMaster and its wholly owned subsidiaries from the dates of their respective acquisition. All significant inter-company accounts and transactions have been eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, is a wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, and is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 74.1% of the outstanding shares at March 31, 2001. LDI and Distribution are collectively referred to herein as "LDI."

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

Derivative Instruments and Hedging Activities: The Company utilizes derivative financial instruments, principally interest rate swaps, to reduce its exposure to fluctuations in interest rates. These instruments are recorded on the balance sheet at their fair value. Changes in the fair value are recorded each period in the other comprehensive income (loss) section of shareholders' equity.

Shipping and Handling Fees and Costs: The Company includes the cost of delivering the product to the customer in the operating expense section of the consolidated statements of operations. Total delivery costs primarily include wages, benefits, vehicle costs, and freight. The total delivery costs incurred for the first quarter ended March 31, 2001 and 2000, are estimated at $4,325,000, and $4,405,000, respectively.

Reclassification: Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.   ACQUISITIONS

No acquisitions were completed during the three months ended March 31, 2001.

3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:


(in thousands, except per share data)          Three Months Ended March 31,
                                          --------------------------------------
                                                 2001                2000
                                          -----------------   ------------------
Numerator:
   Net Income                               $       839         $      904
                                            ============        ===========
Denominator:
   Basic-weighted average shares                  7,541              7,538
   Effect of dilutive stock options                  15                 34
                                            ------------        -----------
   Diluted-weighted average shares                7,556              7,572
                                            ============        ===========

Basic net income per share                  $      0.11         $     0.12
                                            ============        ===========

Diluted net income per share                $      0.11         $     0.12
                                            ============        ===========

4.   COMMITMENTS AND CONTINGENCIES

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

5.       EARLY EXTINGUISHMENT OF DEBT

On March 29, 2001, the Company entered into a new senior secured credit facility with a syndicate of banks and a new senior subordinated term credit facility with LDI. The use of the proceeds from these facilities was used to repay the Company's existing senior secured and senior subordinated credit facilities prior to their original expiration dates. An extraordinary loss on the early extinguishment of debt of $0.5 million, net of $0.3 million in income tax benefit, results from the write-off of the unamortized debt issuance costs related to these expired facilities.

6.       LONG-TERM DEBT

On March 29, 2001, the Company entered into a new $100.0 million senior secured credit facility with a syndicate of banks and a new $20.0 million senior subordinated term credit facility with LDI. The new senior secured credit facility consists of a $40.0 million term credit facility and a $60.0 million revolving credit facility. The term credit facility, which expires on June 30, 2006, requires quarterly principal payments that increase in amount over the term of the loan. Quarterly principal payments begin on June 30, 2001, and are $1.0 million per quarter in 2001. The revolving credit facility is limited to the lesser of (1) $60.0 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory less letter of credit obligations and a reserve for three months facility rent. Principal is due on June 30, 2006. Both the revolving credit and term facilities are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, which range from 1.75% to 2.75% over LIBOR or 0.00% to 0.75% over prime. For a period of six months after the close of the transaction, the interest rate is fixed at LIBOR plus 3.00%.

To convert the Company's new senior term credit facility from a floating to a fixed interest rate obligation, the Company entered into interest rate swap agreements with notional amounts of $40.0 million. The weighted average fixed interest rate under these agreements is 5.43%. The current period change in the fair value of the interest rate swap was ($0.4) million, which was recorded in the other comprehensive income (loss) section of shareholders' equity.

Concurrent with funding the senior secured credit facility, the Company repaid its $30.0 million senior subordinated term credit facility and entered into a new $20.0 million senior subordinated term credit facility with LDI. All outstanding principal is due on March 29, 2007, and interest is payable quarterly at a rate of 12.0% per annum.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                         Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                    2001                Change               2000

--------------------------------------------------------------------------------
Net sales                       $  83,235             (1.7%)           $  84,670
--------------------------------------------------------------------------------

Net sales for the first quarter decreased $1.4 million, or 1.7%, due to a "same store sales" decline of approximately $1.8 million, or 2.2%, partially offset by the full quarter sales effect of prior year acquisitions. The Company experienced soft market conditions throughout most of its distribution network. Factors leading to the softening in demand include slower overall economic conditions; inclement weather conditions in the Northeastern United States; ongoing drought conditions in Florida; and continued productivity improvements in the use of automotive paint by our customers. A reduction in vendor supported marketing programs used to attract and retain customers' also impacted sales.

                                         Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                    2001                Change               2000

--------------------------------------------------------------------------------
Gross margin                    $  30,353              1.4%           $   29,933
Percentage of net sales             36.5%                                  35.4%
--------------------------------------------------------------------------------

Gross margin increased $0.4 million, or 1.4%. Gross margin as a percentage of net sales increased from 35.4% to 36.5%, positively impacting margin by $0.9 million. Lower net sales volume negatively impacted margin by approximately $0.5 million. The improvement in margin as a percentage of net sales is primarily the result of large inventory purchases made prior to manufacturers' price increases. Margin can be affected by purchasing opportunities presented to the Company by its vendors. The Company's ability to maintain the strong margin realized in the first quarter is dependent upon the availability of favorable purchasing programs from its vendors and its ability to recover future vendor price increases from its customers.

                                           Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                    2001                Change               2000

--------------------------------------------------------------------------------
Operating expenses             $   13,339             (0.8%)          $   13,447
Percentage of net sales             16.0%                                  15.9%
--------------------------------------------------------------------------------

Operating expenses consist of wages, facility, vehicle and related costs for the Company's branch and distribution locations. Operating expenses decreased $0.1 million, or 0.8%, as a result of lower labor and supplies costs. Partially offsetting these items were higher utility, freight, and vehicle expenses due to increased energy costs for gasoline, natural gas and electricity.

                                           Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                    2001                Change               2000

--------------------------------------------------------------------------------
Selling, general and
    administrative expenses    $   10,871              5.3%           $   10,326
Percentage of net sales             13.1%                                  12.2%
--------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") consist of costs associated with the Company's corporate support staff, and expenses for commissions, wages, and customer sales support activities. SG&A expenses increased $0.5 million, or 5.3%, primarily due to higher labor and employee benefit costs, higher bank charges, and increased costs associated with attracting and retaining customers.

                                           Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                    2001                Change               2000

--------------------------------------------------------------------------------
Amortization of intangible
     assets                     $   1,348            (11.1%)           $   1,517
Percentage of net sales              1.6%                                   1.8%
--------------------------------------------------------------------------------

Amortization expense decreased $0.2 million, or 11.1%, as a result of certain intangible assets, principally non-compete agreements, becoming fully amortized.

                                           Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                    2001                Change               2000

--------------------------------------------------------------------------------
Interest expense, net           $   2,308            (20.1%)           $   2,888
Percentage of net sales              2.8%                                   3.4%
--------------------------------------------------------------------------------

Interest expense decreased $0.6 million, or 20.1%, due primarily to the lower average outstanding borrowings. Average outstanding borrowings were approximately $25.7 million lower in the first quarter of 2001 compared to the prior year period.

                                           Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                    2001                Change               2000

--------------------------------------------------------------------------------
Income tax expense              $   1,153             35.5%              $   851
Percentage of net sales              1.4%                                   1.0%
Effective tax rate                  46.4%                                  48.5%
--------------------------------------------------------------------------------

Income tax expense increased $0.3 million, or 35.5% due primarily to higher income before income taxes and extraordinary loss. The effective tax rate varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. In 2000, the Company's effective tax rate for the year was 53.2%. The lower projected rate for 2001 is reflective of higher anticipated full year income before income taxes and consistent levels of nondeductible items.

                                           Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                    2001                Change               2000

--------------------------------------------------------------------------------
Extraordinary loss, net           $   495               N/A              $     -
Percentage of net sales              0.6%
--------------------------------------------------------------------------------

An extraordinary loss on the early extinguishment of debt of $0.5 million, net of $0.3 million in income tax benefit, resulted from the write-off of the unamortized debt issuance costs related to the early extinguishment of the Company's senior secured and senior subordinated credit facilities. See Note 5.

                                           Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands,
  except per share data)          2001                Change               2000
--------------------------------------------------------------------------------
Net income                        $   839             (7.2%)             $   904
Percentage of net sales              1.0%                                   1.1%
Net income per share - Diluted    $  0.11                                $  0.12
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

Financial Condition, Liquidity and Capital Resources

(In thousands)                             March 31,            December 31,
                                              2001                  2000
--------------------------------------------------------------------------------
Working capital                           $    36,781           $    35,209
Long-term debt                            $    89,458           $    90,652
--------------------------------------------------------------------------------


                                          Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                                2001                  2000
--------------------------------------------------------------------------------
Cash provided by operating activities     $     15,017          $       225
Cash used in investing activities         $       (245)         $    (1,905)
Cash provided by (used in) financing
   activities                             $     (7,327)         $     2,085
--------------------------------------------------------------------------------

The Company's primary sources of funds are from operations and borrowings under its credit facilities. The Company's principal uses of cash are to fund working capital, capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Net cash generated from operating activities was $15.0 million in the first quarter of 2001 compared with $0.2 million in 2000. This increase was the result of a positive change in operating assets and liabilities, primarily accounts payable and other liabilities. The increase in cash flows from accounts payable and other liabilities resulted from differences in payment terms between years on large end of year inventory purchases.

Net cash used in investing activities, primarily for acquisitions, was $0.2 million in the first quarter of 2001, down from $1.9 million in 2000. No acquisitions were completed in the current year period while three were completed in the prior year period.

Net cash used by financing activities, primarily the repayment of borrowings, was $7.3 million in the quarter ended March 31, 2001, compared to net cash provided of $2.1 million in the prior year period. The increase in net debt repayments was a result of improved working capital management and favorable payment terms provided by our vendors on end of year inventory purchases. Use of cash for debt issuance costs related to the new credit facilities was $1.1 million.

Total capitalization at March 31, 2001, was $152.8 million, comprised of $95.5 million of debt and $57.3 million of equity. Debt as a percentage of total capitalization was 62.5% at March 31, 2001 compared to 64.1% at December 31, 2000.

On March 29, 2001, the Company entered into a new $100.0 million senior secured credit facility with a syndication of banks and a new $20.0 million senior subordinated term credit facility with LDI. The new senior secured credit facility consists of a $40.0 million term credit facility and a $60.0 million revolving credit facility. The term credit facility, which expires on June 30, 2006, requires quarterly principal payments that increase in amount over the term of the loan. Quarterly principal payments begin on June 30, 2001, and are $1.0 million per quarter in 2001. The revolving credit facility is limited to the lesser of (1) $60.0 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory less letter of credit obligations and a reserve for three months facility rent. Principal is due on June 30, 2006. Both the revolving credit and term facilities are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, which range from 1.75% to 2.75% over LIBOR or 0.00% to 0.75% over prime. For a period of six months after the close of the transaction, the interest rate is fixed at LIBOR plus 3.00%.

To convert the Company's new senior term credit facility from a floating to a fixed interest rate obligation, the Company entered into interest rate swap agreements with notional amounts of $40.0 million. The weighted average fixed interest rate under these agreements is 5.43%. The current period change in the fair value of the interest rate swap was ($0.4) million, which was recorded in the Other Comprehensive Income (Loss) section of Shareholders' Equity.

Concurrent with funding the senior secured credit facility, the Company repaid its $30.0 million senior subordinated term credit facility and entered into a new $20.0 million senior subordinated term credit facility with LDI. All outstanding principal is due on March 29, 2007, and interest is payable quarterly at a rate of 12.0% per annum.

The Company was in compliance with the covenants underlying its credit facilities, and had estimated availability under its revolving credit facilities of $38.5 million as of May 1, 2001, based upon the March 31, 2001 borrowing base calculation.

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

Exhibit No.       Description of Document
-----------       -----------------------
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

      10.1 FinishMaster, Inc. Stock Option Plan (Amended and Restated as of April 29, 1999) (previously filed with Registrant's proxy statement on Schedule 14A dated April 9, 1999)

      10.2 FinishMaster, Inc. Deferred Compensation Plan dated as of November 1, 2000 (previously filed with Registrant's proxy statement on Schedule 14A dated April 9, 2001)


      21 Subsidiaries of the Registrant (previously filed with Form 10K dated March 29, 2001)

      99(a)* Credit Agreement, dated as of March 29, 2001, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and National City Bank of Indiana, as Agent.

      99(b)* Subordinated Note Agreement, dated as of March 29, 2001, by and between FinishMaster, Inc. and LDI, Ltd.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed in the quarter ended March 31, 2001.


   *filed herein

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date    May 10, 2000                     FINISHMASTER, INC.

                                         By: /s/ Wesley N. Dearbaugh
                                         ---------------------------
                                         Wesley N. Dearbaugh
                                         President and Chief Operating Officer

                                         By: /s/ Robert R. Millard
                                         -------------------------
                                         Robert R. Millard
                                         Senior Vice President and
                                         Chief Financial Officer