Form 10-Q
period 2001-06-30
FINISHMASTER INC
filed 2001-08-14
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For The Quarter Ended June 30, 2001

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
Yes   X      No
---------    --------

On July 1, 2001, there were 7,637,559 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2001


                                TABLE OF CONTENTS

                                                                         PAGE

Part I.  Financial Information                                              3

   Item 1.  Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets                                 3

      Condensed Consolidated Statements of Operations                       4

      Condensed Consolidated Statements of Cash Flows                       5

      Notes to Condensed Consolidated Financial Statements                  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

Part II.  Other Information                                                14

   Item 6.  Exhibits and Reports on Form 8-K                               14

Signatures                                                                 15

PART I.  FINANCIAL INFORMATION

                               FINISHMASTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                           June 30,                December 31,
                                                                             2001                    2000 (1)
                                                                      -----------------          ----------------
ASSETS                                                                    (unaudited)
Current Assets
     Cash                                                               $        2,180             $       1,513
     Accounts receivable, net of allowance for doubtful
        accounts of $1,356 and $1,337, respectively                             31,638                    29,063
     Inventory                                                                  50,527                    63,346
     Refundable income taxes                                                         -                       710
     Prepaid expenses and other current assets                                   6,644                     7,808
                                                                        --------------             -------------
          Total Current Assets                                                  90,989                   102,440

Property and Equipment, net                                                      8,720                     8,976

Other Assets
     Intangible assets, net                                                    104,539                   102,858
     Other                                                                       2,497                     4,043
                                                                        --------------             -------------
                                                                               107,036                   106,901
                                                                        --------------             -------------
                                                                        $      206,745             $     218,317
                                                                        ==============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                   $       45,438             $      46,470
     Amounts due LDI                                                               730                       506
     Accrued compensation and benefits                                           6,936                     6,033
     Accrued expenses and other current liabilities                              2,534                     3,232
     Current maturities on long-term debt                                        6,380                    10,990
                                                                        --------------             -------------
          Total Current Liabilities                                             62,018                    67,231

Long-Term Debt, less current maturities                                         80,755                    90,652

Other Long-Term Liabilities                                                      3,850                     3,628

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
        authorized; no shares issued or outstanding                                ---                       ---
     Common stock, $1 stated value, 25,000,000
        shares authorized; 7,637,559 and 7,540,804
        shares issued and outstanding                                            7,638                     7,540
     Additional paid-in capital                                                 27,936                    27,367
     Other comprehensive income (loss)                                           (172)                       ---
     Retained earnings                                                          24,720                    21,899
                                                                        --------------             -------------
                                                                                60,122                    56,806
                                                                        --------------             -------------
                                                                        $      206,745             $     218,317
                                                                        ==============             =============

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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
                                                       --------------------------------    -----------------------------------
                                                           2001              2000               2001               2000
                                                       --------------    --------------    --------------     ----------------
Net Sales                                              $      86,241      $     87,343     $     169,476      $       172,013

Cost of Sales                                                 54,581            55,984           107,463              110,721
                                                       --------------     -------------    --------------     ----------------

Gross Margin                                                  31,660            31,359            62,013               61,292
                                                       --------------     -------------    --------------     ----------------

Expenses
     Operating                                                13,312            13,325            26,651               26,772
     Selling, general and administrative                      11,041            11,033            21,912               21,359
     Amortization of intangible assets                         1,396             1,544             2,744                3,061
                                                       --------------     -------------    --------------     ----------------

                                                              25,749            25,902            51,307               51,192
                                                       --------------     -------------    --------------     ----------------

Income from Operations                                         5,911             5,457            10,706               10,100

Interest Expense, net                                          1,975             3,050             4,283                5,938
                                                       --------------    --------------    --------------     ----------------

Income Before Income Taxes and Extraordinary Loss              3,936             2,407             6,423                4,162
Income Tax Expense                                             1,954             1,346             3,107                2,197
                                                       --------------    --------------    --------------     ----------------

Net Income Before Extraordinary Loss                           1,982             1,061             3,316                1,965
Extraordinary Loss on Early Extinguishments of Debt,
   net of income tax benefit of $324                               -                 -               495                    -
                                                       --------------    --------------    --------------     ----------------

Net Income                                             $       1,982      $      1,061     $       2,821      $         1,965

                                                       ==============    ==============    ==============     ================


Net Income per Share - Basic and Diluted
       Net Income before Extraordinary loss            $        0.26      $       0.14     $        0.44      $          0.26
       Extraordinary loss, net of income taxes                     -                 -              0.07                    -
                                                       --------------    --------------    --------------     ----------------
       Net Income                                      $        0.26      $       0.14     $        0.37      $          0.26
                                                       ==============    ==============    ==============     ================


Weighted Average Shares Outstanding - Basic                    7,603             7,539             7,572                7,538
                                                       ==============    ==============    ==============     ================

Weighted Average Shares Outstanding - Diluted                  7,651             7,544             7,588                7,558
                                                       ==============    ==============    ==============     ================





The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                          ---------------------------------------
Operating Activities                                                            2001                  2000
                                                                          -----------------     -----------------
   Net income                                                              $       2,821          $       1,965
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                             5,895                  5,307
         Changes in operating assets and liabilities:
            (excluding the impact of acquisitions):
                  Accounts receivable                                             (1,233)                (1,235)
                  Inventories                                                     15,183                  4,942
                  Prepaid expenses and other current assets                        2,312                 (1,050)
                  Accounts payable and accrued expenses                           (1,276)                (3,977)
                                                                           --------------         --------------
Net Cash Provided by Operating Activities                                         23,702                  5,952
                                                                           --------------         --------------

Investing Activities
  Business acquisitions and payments under earn-out provisions of prior
        acquisition agreements                                                    (4,447)                (1,650)
   Purchases of property and equipment                                              (446)                  (539)
   Other                                                                               -                   (217)
                                                                           --------------         --------------
Net Cash Used In Investing Activities                                             (4,893)                (2,406)
                                                                           --------------         --------------

Financing Activities
   Debt issuance costs                                                            (1,322)                  (159)
   Proceeds from debt                                                            116,575                 53,649
   Repayments of debt                                                           (133,395)               (56,723)
                                                                           --------------         --------------
Net Cash Used in Financing Activities                                            (18,142)                (3,233)
                                                                           --------------         --------------

Increase in Cash                                                                     667                    313

Cash at Beginning of Period                                                        1,513                    619
                                                                           --------------         --------------

Cash at End of Period                                                      $       2,180          $         932
                                                                           ==============         ==============



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

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of June 30, 2001, the Company operated 159 sales outlets and three major distribution centers in 23 states and is organized into two major geographical divisions - East and West. The Company aggregates its two geographic divisions into a single reportable segment. The Company has over 35,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster Private Brand refinishing accessory products. The Company is highly dependent on the key suppliers outlined above, which account for approximately 85% of the Company's purchases.

Principles of Consolidation: The Company's consolidated financial statements include the accounts of FinishMaster and its wholly owned subsidiaries from the dates of their respective acquisition. All significant inter-company accounts and transactions have been eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, is a wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, and is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 73.2% of the outstanding shares at June 30, 2001. LDI and Distribution are collectively referred to herein as "LDI."

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

Shipping and Handling Fees and Costs: The Company includes the cost of delivering the product to the customer in the Operating Expense section of the Consolidated Statements of Operations. Total delivery costs primarily include wages, benefits, vehicle costs, and freight. The total delivery costs incurred for the six months ended June 31, 2001 and 2000, are estimated at $8.8 million and $8.9 million, respectively.

Reclassification: Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.   ACQUISITIONS

On May 7, 2001, the Company acquired the assets of Badger Paint Plus, Inc., a Wisconsin corporation, Badger Paint Plus of the Twin Cities, Inc., Badger Paint Plus of Duluth, Inc., Badger Paint Plus of St. Cloud, Inc., Lakeland Sales, Inc., each a Minnesota corporation, and Badger Paint Plus of Chicago, Inc., an Illinois corporation (collectively "Badger"). Badger, like FinishMaster, was an aftermarket distributor of automotive paints, coatings, and paint-related accessories. The purchase price, including related acquisition costs, was $7.2 million and includes the issuance of 93,999 shares of common stock of the Company. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values on the date of the acquisition. Goodwill associated with the acquisition is being amortized over 15 years. Operating results of Badger have been included in the Company's consolidated financial statements from the effective date of the acquisition.


3.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:


(in thousands, except per share data)              Three Months Ended June 30,                 Six Months Ended June 30,
                                              --------------------------------------      -------------------------------------
                                                    2001                 2000                   2001                2000
                                              -----------------    -----------------      -----------------    ----------------
Numerator:
   Net income                                  $         1,982      $         1,061        $         2,821      $        1,965
                                               ================     ================       ================     ===============
Denominator:
   Basic-weighted average shares                         7,603                7,539                  7,572               7,538
   Effect of dilutive stock options                         48                    5                     16                  20
                                               ----------------     ----------------       ----------------     ---------------
   Diluted-weighted average shares                       7,651                7,544                  7,588               7,558
                                               ================     ================       ================     ===============

Basic net income per share                     $          0.26      $          0.14        $          0.37      $         0.26
                                               ================     ================       ================     ===============

Diluted net income per share                   $          0.26      $          0.14        $          0.37      $         0.26
                                               ================     ================       ================     ===============

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

To convert the Company's new senior term credit facility from a floating to a fixed interest rate obligation, the Company entered into interest rate swap agreements with notional amounts of $40.0 million. The weighted average fixed interest rate under these agreements is 5.43%. The current quarterly period change in the fair value of the interest rate swap was $0.2 million, which was recorded in the Other Comprehensive Income (Loss) section of Shareholders' Equity.

Concurrent with funding the senior secured credit facility, the Company repaid its $30.0 million senior subordinated term credit facility and entered into a new $20.0 million senior subordinated term credit facility with LDI. All outstanding principal is due on March 29, 2007, and interest is payable quarterly at a rate of 12.2% per annum.

6.   RECENT ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company is required to adopt FAS 141 for acquisitions made after July 1, 2001. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Sales
                                 Three Months Ended June 30,                        Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)               2001           Change          2000               2001           Change           2000

-------------------------------------------------------------------------------------------------------------------------
Net Sales                 $   86,241        (1.3%)        $   87,343         $  169,476       (1.5%)        $   172,013
-------------------------------------------------------------------------------------------------------------------------

Net sales for the second quarter decreased $1.1 million, or 1.3%, and for the first half of 2001, $2.5 million, or 1.5% due primarily to a decline in "same store sales" on a year-to-date basis of approximately 1.5%. The Company experienced soft market conditions throughout most of its distribution network. Factors leading to the softening in demand include slower overall economic conditions; continued productivity improvements in the use of automotive paint by our customers; flat to declining number of automobiles being repaired; and changes in vendor supported marketing programs used to attract and retain customers.


Gross Margin
                                   Three Months Ended June 30,                        Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)                 2001          Change          2000               2001           Change           2000

-------------------------------------------------------------------------------------------------------------------------
Gross Margin              $   31,660          1.0%        $   31,359         $   62,013         1.2%        $    61,292
Percentage of net sales        36.7%                           35.9%              36.6%                           35.6%
-------------------------------------------------------------------------------------------------------------------------


Gross margin increased $0.3 million, or 1.0% for the second quarter of 2001 and $0.7 million, or 1.2% for the first half of 2001 compared to the prior year periods. Strong margin as a percentage of net sales more than offset the negative impact of lower net sales volume. Gross margin as a percentage of net sales increased 80 basis points to 36.7%, positively impacting margin by $0.7 million for the quarter, and increased 100 basis points to 36.6%, positively impacting margin by $1.6 million for the first half of 2001. Lower net sales volume negatively impacted margin by $0.4 million and $0.9 million for the quarter and first half of 2001, respectively. The improvement in margin as a percentage of net sales is primarily the result of large inventory purchases made prior to manufacturers' price increases and the implementation of improved inventory management procedures. Margin can be affected by purchasing opportunities presented to the Company by its vendors. The Company's ability to maintain the strong margin realized during the first six months is dependent upon the availability of favorable purchasing programs from its vendors and its ability to recover future vendor price increases from its customers.


Operating Expenses
                                 Three Months Ended June 30,                        Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)               2001           Change          2000               2001           Change           2000

-------------------------------------------------------------------------------------------------------------------------
Operating Expenses        $   13,312        (0.1%)        $   13,325         $   26,651       (0.5%)        $    26,772
Percentage of net sales        15.4%                           15.3%              15.7%                           15.6%
-------------------------------------------------------------------------------------------------------------------------

Operating expenses consist of wages, facility, vehicle and related costs for the Company's branch and distribution locations. Operating expenses decreased slightly for the second quarter and the first half of 2001 as a result of reduced labor, communication and supplies costs. Partially offsetting these items were higher utility, freight, and vehicle expenses due to increased energy costs for gasoline, natural gas and electricity, increased vehicle insurance costs and higher vehicle lease costs.


Selling, General and
   Administrative Expenses
                                    Three Months Ended June 30,                        Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)                  2001           Change          2000               2001           Change           2000

-------------------------------------------------------------------------------------------------------------------------
Selling, General and
  Administrative Expenses $   11,041          0.1%        $   11,033         $   21,912         2.6%        $    21,359
Percentage of net sales        12.8%                           12.6%              12.9%                           12.4%
-------------------------------------------------------------------------------------------------------------------------


Selling, general and administrative expenses ("SG&A") consist of costs associated with the Company's corporate support staff, and expenses for commissions, wages, and customer sales support activities. SG&A expenses for the second quarter of 2001 remained flat compared to the prior year period. Increased costs associated with attracting and retaining customers, wages and benefits, and vehicle insurance were offset by lower data communication costs and depreciation expense.

SG&A expenses for the first half of 2001 increased $0.6 million, or 2.6% compared to the prior year period as a result of higher labor and employee benefit costs, higher bank charges, and increased costs associated with attracting and retaining customers.


Amortization of Intangible Assets
                                 Three Months Ended June 30,                        Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)               2001           Change          2000               2001           Change           2000

-------------------------------------------------------------------------------------------------------------------------
Amortization of
     Intangible Assets    $    1,396        (9.6%)        $    1,544         $    2,744       (10.4%)       $     3,061
Percentage of net sales         1.6%                            1.8%               1.6%                            1.8%
-------------------------------------------------------------------------------------------------------------------------


Intangible amortization expense for the second quarter decreased $0.1 million, or 9.6%, and for the first half of 2001, $0.3 million, or 10.4%, as a result of certain intangible assets, principally non-compete agreements, becoming fully amortized.


Interest Expense, net
                                 Three Months Ended June 30,                        Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)               2001           Change          2000               2001           Change           2000

-------------------------------------------------------------------------------------------------------------------------
Interest Expense, net     $    1,975       (35.2%)        $    3,050         $    4,283       (27.9%)       $     5,938
Percentage of net sales         2.3%                            3.5%               2.5%                            3.5%
-------------------------------------------------------------------------------------------------------------------------

Interest expense for the second quarter decreased $1.1 million, or 35.2%, and for the first half of 2001, $1.7 million, or 27.9%, primarily due to lower average outstanding borrowings. Average outstanding borrowings were lower by $38.4 million and $32.2 million compared to the prior year for the three and six month periods ended June 30, 2001, respectively. Lower effective interest rates in the current year periods also contributed to the favorable decreases in interest expense.



Income Tax Expense
                                 Three Months Ended June 30,                        Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)               2001           Change          2000               2001           Change           2000

-------------------------------------------------------------------------------------------------------------------------
Income Tax Expense        $    1,954         45.2%        $    1,346         $    3,107        41.4%        $     2,197
Percentage of net sales         2.3%                            1.5%               1.8%                            1.3%
Effective tax rate             49.6%                           55.9%              48.4%                           52.8%
-------------------------------------------------------------------------------------------------------------------------


Income tax expense increased $0.6 million, or 45.2%, for the second quarter, and for the first half of 2001, $0.9 million, or 41.4% due to higher income before income taxes. The effective tax rate varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. In 2000, the Company's effective tax rate for the year was 53.2%. A slightly lower effective tax rate is anticipated for 2001.



Net Income and Income Per Share
                                 Three Months Ended June 30,                        Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)               2001           Change          2000               2001           Change           2000

-------------------------------------------------------------------------------------------------------------------------
Net Income                $    1,982         86.8%        $    1,061         $    2,821        43.6%        $     1,965
Percentage of net sales         2.3%                            1.2%               1.7%                            1.1%
Net income per share      $     0.26                      $     0.14         $     0.37                     $      0.26
-------------------------------------------------------------------------------------------------------------------------


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


Financial Condition, Liquidity and Capital Resources

(In thousands)                                June 30,            December 31,
                                                2001                  2000
--------------------------------------------------------------------------------
Working capital                           $     28,971            $    35,209
Long-term debt                            $     80,755            $    90,652
--------------------------------------------------------------------------------

                                        Six Months Ended June 30,
--------------------------------------------------------------------------------
(In thousands)                                  2001                  2000
--------------------------------------------------------------------------------
Cash provided by operating activities     $     23,702            $     5,952
Cash used in investing activities         $     (4,893)           $    (2,406)
Cash used in financing activities         $    (18,142)           $    (3,233)
--------------------------------------------------------------------------------

The Company's primary sources of funds are from operations and borrowings under its credit facilities. The Company's principal uses of cash are to fund working capital, capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Net cash generated from operating activities was $23.7 million in the first six months of 2001 compared with $6.0 million in 2000 due primarily to a positive change in operating assets and liabilities. This positive change resulted from the sale of inventory prior to its payment. Favorable payment terms were obtained by the Company from its vendors on end of year inventory purchases.

Net cash used in investing activities, primarily for acquisitions, was $4.9 million in the first six months of 2001, compared to $2.4 million in 2000. In 2001, $4.2 million of cash was used for the acquisition of Badger.

Net cash used by financing activities, primarily the repayment of borrowings, was $18.1 million in the first six months of 2001, compared to $3.2 million in the prior year period. The increase in net debt repayments was a result of improved cash flows from operating activities. The use of cash for debt issuance costs related to the new credit facilities was $1.3 million.

Total capitalization at June 30, 2001, was $147.3 million, comprised of $87.1 million of debt and $60.1 million of equity. Debt as a percentage of total capitalization was 59.2% at June 30, 2001 compared to 64.1% at December 31, 2000.

On March 29, 2001, the Company entered into a new $100.0 million senior secured credit facility with a syndication of banks and a new $20.0 million senior subordinated term credit facility with LDI. The new senior secured credit facility consists of a $40.0 million term credit facility and a $60.0 million revolving credit facility. The term credit facility, which expires on June 30, 2006, requires quarterly principal payments that increase in amount over the term of the loan. Quarterly principal payments are $1.0 million per quarter in 2001, beginning on June 30, 2001. The revolving credit facility is limited to the lesser of (1) $60.0 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory less letter of credit obligations and a reserve for three months facility rent. Principal is due on June 30, 2006. Both the revolving credit and term facilities are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, which range from 1.75% to 2.75% over LIBOR or 0.00% to 0.75% over prime. For a period of six months after the close of the transaction, the interest rate is fixed at LIBOR plus 3.00%.

To convert the Company's new senior term credit facility from a floating to a fixed interest rate obligation, the Company entered into interest rate swap agreements with notional amounts of $40.0 million. The weighted average fixed interest rate under these agreements is 5.43%. The current quarterly period change in the fair value of the interest rate swap was $0.2 million, which was recorded in the Other Comprehensive Income (Loss) section of Shareholders' Equity.

Concurrent with funding the senior secured credit facility, the Company repaid its $30.0 million senior subordinated term credit facility and entered into a new $20.0 million senior subordinated term credit facility with LDI. All outstanding principal is due on March 29, 2007, and interest is payable quarterly at a rate of 12.2% per annum.

The Company was in compliance with the covenants underlying its credit facilities, and had estimated availability under its revolving credit facilities of $31.6 million as of July 1, 2001, based upon the June 30, 2001 borrowing base calculation.

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

      10.1 FinishMaster, Inc. Stock Option Plan (Amended and Restated as of April 29, 1999) (previously filed with Registrant's proxy statement on Schedule 14/A dated April 9, 1999)

        21 Subsidiaries of the Registrant (previously filed with Form 10-K dated March 30, 2000)

        99(a) Credit Agreement, dated as of March 29, 2001, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and National City Bank of Indiana, as Agent (previously filed with Form 10-Q dated May 10, 2001)

        99(b) Subordinated Note Agreement, dated as of March 29, 2001, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 10-Q dated May 10, 2001)

                    * filed herein.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed in the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    August 14, 2001                  FINISHMASTER, INC.

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