Form 10-Q
period 2001-09-30
FINISHMASTER INC
filed 2001-11-14
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For The Quarter Ended September 30, 2001

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

On October 1, 2001, there were 7,637,559 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001


                                TABLE OF CONTENTS

                                                                           PAGE

Part I.  Financial Information                                                 3

   Item 1.  Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets                                    3

      Condensed Consolidated Statements of Operations                          4

      Condensed Consolidated Statements of Cash Flows                          5

      Notes to Condensed Consolidated Financial Statements                     6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9

Part II.  Other Information                                                   13

   Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                    14

PART I.  FINANCIAL INFORMATION

                               FINISHMASTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                         September 30,      December 31,
                                                             2001              2000 (1)
                                                         -------------    --------------
ASSETS                                                     (unaudited)
Current Assets
  Cash                                                    $   1,404          $   1,513
  Accounts receivable, net of allowance for doubtful
     accounts of $1,374 and $1,337, respectively             30,294             29,063
  Inventory                                                  44,504             63,346
  Refundable income taxes                                      --                  710
  Prepaid expenses and other current assets                   7,196              7,808
                                                          ---------          ---------
       Total Current Assets                                  83,398            102,440

Property and Equipment, net                                   8,225              8,976

Other Assets
  Intangible assets, net                                    103,108            102,858
  Other                                                       3,191              4,043
                                                          ---------          ---------
                                                            106,299            106,901
                                                          ---------          ---------
                                                          $ 197,922          $ 218,317
                                                          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                        $ 16,832           $  46,470
  Amounts due LDI                                              713                 506
  Accrued compensation and benefits                          7,318               6,033
  Accrued expenses and other current liabilities             2,785               3,232
  Current maturities on long-term debt                       7,119              10,990
                                                          ---------          ---------
       Total Current Liabilities                             34,767             67,231

Long-Term Debt, less current maturities                      97,481             90,652

Other Long-Term Liabilities                                   5,324              3,628

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 1,000,000 shares
     authorized; no shares issued or outstanding                 --                 --
  Common stock, $1 stated value, 25,000,000
     shares authorized; 7,637,559 and 7,540,804
     shares issued and outstanding                            7,638              7,540
  Additional paid-in capital                                 27,936             27,367
  Other comprehensive income (loss)                          (1,563)                --
  Retained earnings                                          26,339             21,899
                                                          ---------          ---------
                                                             60,350             56,806
                                                          ---------          ---------
                                                          $ 197,922          $ 218,317
                                                          =========          =========


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


                                        FINISHMASTER, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share data)
                                            (unaudited)

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,          September 30,
                                                      --------------------- ---------------------
                                                         2001       2000       2001       2000
                                                      ---------- ---------- ---------- ----------
Net Sales                                              $ 83,706   $ 85,600   $253,182   $257,613

Cost of Sales                                            52,175     54,209    159,638    164,930
                                                       --------   --------   --------   --------

Gross Margin                                             31,531     31,391     93,544     92,683
                                                       --------   --------   --------   --------

Expenses
   Operating                                             12,961     12,266     39,612     39,038
   Selling, General and Administrative                   11,529     12,613     33,441     33,972
   Amortization of Intangible Assets                      1,424      1,532      4,168      4,593
                                                       --------   --------   --------   --------

                                                         25,914     26,411     77,221     77,603
                                                       --------   --------   --------   --------

Income from Operations                                    5,617      4,980     16,323     15,080

Interest Expense, net                                     2,409      2,968      6,692      8,906
                                                       --------   --------   --------   --------

Income Before Income Taxes and Extraordinary Loss         3,208      2,012      9,631      6,174
Income Tax Expense                                        1,589      1,055      4,696      3,252
                                                       --------   --------   --------   --------

Net Income Before Extraordinary Loss                      1,619        957      4,935      2,922
Extraordinary Loss on Early Extinguishments of Debt,
   Net of Income Tax Benefit of $324                         --         --        495         --
                                                       --------   --------   --------   --------

Net Income                                             $  1,619   $    957   $  4,440   $  2,922
                                                       ========   ========   ========   ========


Net Income per Share - Basic and Diluted
   Net Income Before Extraordinary Loss                $   0.21   $   0.13   $   0.65   $   0.39
   Extraordinary Loss, Net of Income Taxes                   --         --       0.07         --
                                                       --------   --------   --------   --------
   Net Income                                          $   0.21   $   0.13   $   0.58   $   0.39
                                                       ========   ========   ========   ========


Weighted Average Shares Outstanding - Basic               7,638      7,539      7,593      7,539
                                                       ========   ========   ========   ========

Weighted Average Shares Outstanding - Diluted             7,684      7,545      7,621      7,554
                                                       ========   ========   ========   ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                       -------------------------
Operating Activities                                       2001         2000
                                                       ------------  -----------
 Net income                                              $   4,440    $   2,922
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                           8,292        8,196
     Changes in operating assets and liabilities
      (excluding the impact of acquisitions):
              Accounts receivable                              112       (1,652)
              Inventories                                   21,207        1,728
              Prepaid expenses and other current assets        803       (2,585)
              Accounts payable and accrued expenses        (29,185)       8,601
                                                         ---------    ---------
Net Cash Provided by Operating Activities                    5,669       17,210
                                                         ---------    ---------

Investing Activities
  Business acquisitions                                     (4,558)      (1,907)
  Purchases of property and equipment                         (587)      (1,859)
  Other                                                         --         (291)
                                                         ---------    ---------
Net Cash Used In Investing Activities                       (5,145)      (4,057)
                                                         ---------    ---------

Financing Activities
  Debt issuance costs                                       (1,279)        (159)
  Proceeds from debt                                       155,445       75,848
  Repayments of debt                                      (154,799)     (88,209)
                                                         ---------    ---------
Net Cash Used in Financing Activities                         (633)     (12,520)
                                                         ---------    ---------

Increase (Decrease) in Cash                                   (109)         633

Cash at Beginning of Period                                  1,513          619
                                                         ---------    ---------

Cash at End of Period                                    $   1,404    $   1,252
                                                         =========    =========


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

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of September 30, 2001, the Company operated 158 sales outlets and three major distribution centers in 23 states and is organized into two major geographical divisions - East and West. The Company aggregates its two geographic divisions into a single reportable segment. The Company has over 35,000 customers to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster Private Brand refinishing accessory products. The Company is highly dependent on the key suppliers outlined above, which account for approximately 85% of the Company's purchases.

Principles of Consolidation: The Company's consolidated financial statements include the accounts of FinishMaster and its wholly owned subsidiaries from the dates of their respective acquisition. All significant inter-company accounts and transactions have been eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, is a wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, and is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 73.2% of the outstanding shares at September 30, 2001. LDI and Distribution are collectively referred to herein as "LDI."

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

Shipping and Handling Fees and Costs: The Company includes the cost of delivering the product to the customer in the Operating Expense section of the Consolidated Statements of Operations. Total delivery costs primarily include wages, benefits, vehicle costs, and freight. The total delivery costs incurred for the nine months ended September 30, 2001 and 2000, are estimated at $13.2 million and $13.4 million, respectively.

Reclassification: Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.


2.   ACQUISITIONS

On May 7, 2001, the Company acquired the assets of Badger Paint Plus, Inc., a Wisconsin corporation, Badger Paint Plus of the Twin Cities, Inc., Badger Paint Plus of Duluth, Inc., Badger Paint Plus of St. Cloud, Inc., Lakeland Sales, Inc., each a Minnesota corporation, and Badger Paint Plus of Chicago, Inc., an Illinois corporation (collectively "Badger"). Badger, like FinishMaster, was an aftermarket distributor of automotive paints, coatings, and paint-related accessories. The purchase price, including related acquisition costs, was $7.2 million and includes the issuance of 93,999 shares of common stock of the Company. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values on the date of the acquisition. Goodwill associated with the acquisition is being amortized over 15 years and all other intangible assets are amortized over 5 years. Operating results of Badger have been included in the Company's consolidated financial statements from the effective date of the acquisition.


3.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:


(in thousands, except per share data)            Three Months Ended September 30,            Nine Months Ended September 30,
                                               --------------------------------------      -------------------------------------
                                                     2001                 2000                   2001                2000
                                               -----------------    -----------------      -----------------    ----------------
Numerator:
   Net income                                    $        1,619       $          957          $        4,440      $       2,922
                                               =================    =================      =================    ================
Denominator:
   Basic-weighted average shares                          7,638                7,539                  7,593               7,539
   Effect of dilutive stock options                          46                    6                     28                  15
                                               -----------------    -----------------      -----------------    ----------------
   Diluted-weighted average shares                        7,684                7,545                  7,621               7,554
                                               =================    =================      =================    ================

Basic net income per share                       $         0.21       $         0.13         $         0.58       $        0.39
                                               =================    =================      =================    ================

Diluted net income per share                     $         0.21       $         0.13         $         0.58       $        0.39
                                               =================    =================      =================    ================

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

5.  LONG-TERM DEBT

On March 29, 2001, the Company entered into a new $100.0 million senior secured credit facility with a syndicate of banks and a new $20.0 million senior subordinated term credit facility with LDI. The new senior secured credit facility consists of a $40.0 million term credit facility and a $60.0 million revolving credit facility. The term credit facility, which expires on June 30, 2006, requires quarterly principal payments that increase in amount over the term of the loan. Quarterly principal payments begin on June 30, 2001, and are $1.0 million per quarter in 2001. The revolving credit facility is limited to the lesser of (1) $60.0 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory less letter of credit obligations and a reserve for three months facility rent. Principal is due on June 30, 2006. Both the revolving credit and term facilities are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, which range from 1.75% to 2.75% over LIBOR or 0.00% to 0.75% over prime. For a period of six months after the close of the transaction, the interest rate was fixed at LIBOR plus 3.00%.

To convert the Company's new senior term credit facility from a floating to a fixed interest rate obligation, the Company entered into interest rate swap agreements with notional amounts of $40.0 million. The weighted average fixed interest rate under these agreements is 5.43%. The current quarter decrease in the fair value of the interest rate swap was $1.4 million, and the year to date decrease is $1.6 million, which was recorded in the Other Comprehensive Income
(Loss) section of Shareholders' Equity.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Sales
                           Three Months Ended September 30,               Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)               2001          Change         2000              2001         Change        2000

-------------------------------------------------------------------------------------------------------------------
Net Sales                $     83,706      (2.2%)     $     85,600      $    253,182      (1.7%)     $     257,613
-------------------------------------------------------------------------------------------------------------------

Net sales for the third quarter decreased $1.9 million, or 2.2%, and for the nine months ended September 30, 2001, $4.4 million, or 1.7% due primarily to a decline in "same store sales" on a year-to-date basis of approximately 4.1%. The Company experienced soft market conditions throughout most of its distribution network. Factors leading to the softening in demand include slower overall economic conditions; continued productivity improvements in the use of automotive paint by our customers; flat to declining number of automobiles being repaired; and changes in vendor supported marketing programs used to attract and retain customers. These industry dynamics are not expected to reverse in the next several quarters.

Gross Margin
                           Three Months Ended September 30,               Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)               2001          Change         2000              2001         Change        2000

-------------------------------------------------------------------------------------------------------------------
Gross Margin             $    31,531        0.4%       $    31,391      $    93,544       0.9%       $     92,683
Percentage of net sales        37.7%                         36.7%            36.9%                         36.0%
-------------------------------------------------------------------------------------------------------------------

Gross margin in the third quarter increased $0.1 million, or 0.4% and $0.9 million, or 0.9% for the nine months ended September 30, 2001 compared to the prior year periods. Strong gross margin as a percentage of net sales more than offset the negative impact of lower net sales volume. Gross margin as a percentage of net sales increased 100 basis points to 37.7%, positively impacting margin by $0.8 million for the quarter, and increased 90 basis points to 36.9%, positively impacting margin by $2.5 million for the nine months ended September 30, 2001. Lower net sales volume negatively impacted margin by $0.7 million and $1.6 million for the quarter and the nine months ended September 30 2001, respectively. The improvement in margin as a percentage of net sales is primarily the result of large inventory purchases in late 2000 made prior to manufacturers' price increases, supplier purchasing incentive programs, and improved inventory management procedures. Margin can be affected by purchasing opportunities presented to the Company by its vendors. The Company's ability to maintain the strong margin realized during the first nine months is dependent upon the availability of favorable purchasing programs from its vendors and its ability to recover future vendor price increases from its customers.

Operating Expenses
                           Three Months Ended September 30,               Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)               2001          Change         2000              2001         Change        2000

-------------------------------------------------------------------------------------------------------------------
Operating Expenses       $   12,961         5.7%        $   12,266       $    39,612      1.5%       $    39,038
Percentage of net sales       15.5%                          14.3%             15.6%                       15.2%
-------------------------------------------------------------------------------------------------------------------

Operating expenses consist of wages, facility, vehicle and related costs for the Company's branch and distribution locations. Operating expenses for the third quarter and the nine months ended September 30, 2001 increased $0.7 million, or 5.7% and $0.6 million, or 1.5% compared to the prior year periods. These increases were due primarily to higher energy costs for gasoline, natural gas and electricity, and increased vehicle insurance and lease costs.

Selling, General and
   Administrative Expenses
                           Three Months Ended September 30,               Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)               2001          Change         2000              2001         Change        2000

-------------------------------------------------------------------------------------------------------------------
Selling, General and
  Administrative Expenses  $  11,529       (8.6%)       $   12,613        $   33,441     (1.5%)      $    33,972
Percentage of net sales        13.8%                         14.7%             13.2%                       13.2%
-------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") consist of costs associated with the Company's corporate support staff, and expenses for commissions, wages, and customer sales support activities. SG&A expenses for the quarter and nine months ended September 30, 2001 decreased $1.1 million, or 8.6% and $0.5 million, or 1.5% compared to the prior year periods. Increased costs associated with attracting and retaining customers, wages and benefits were offset by lower data communication costs and depreciation expense.

Amortization of Intangible Assets
                           Three Months Ended September 30,               Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)               2001          Change         2000              2001         Change        2000

-------------------------------------------------------------------------------------------------------------------
Amortization of
  Intangible Assets        $   1,424       (7.0%)       $   1,532        $    4,168      (9.2%)      $    4,593
Percentage of net sales         1.7%                         1.8%              1.6%                        1.8%
-------------------------------------------------------------------------------------------------------------------

Intangible amortization expense for the third quarter decreased $0.1 million, or 7.0%, and for the nine months ended September 30, 2001, $0.4 million, or 9.2%, as a result of certain intangible assets, principally non-compete agreements, becoming fully amortized.

Interest Expense, net
                           Three Months Ended September 30,               Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)               2001          Change         2000              2001         Change        2000

-------------------------------------------------------------------------------------------------------------------
Interest Expense, net      $   2,409       (18.8%)      $   2,968        $     6,692     (24.9%)     $    8,906
Percentage of net sales         2.9%                         3.5%               2.6%                       3.5%
-------------------------------------------------------------------------------------------------------------------

Interest expense for the third quarter decreased $0.6 million, or 18.8%, and for the nine months ended September 30, 2001, $2.2 million, or 24.9%, primarily due to lower average outstanding borrowings. Average outstanding borrowings were lower compared to the prior year by $18.7 million and $26.5 million for the three and nine months ended September 30, 2001, respectively. Lower effective interest rates in the current year periods also contributed to the favorable decreases in interest expense.

Income Tax Expense
                           Three Months Ended September 30,               Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)               2001          Change         2000              2001         Change        2000

-------------------------------------------------------------------------------------------------------------------
Income Tax Expense         $   1,589        50.6%       $   1,055        $    4,696       44.4%      $     3,252
Percentage of net sales         1.9%                         1.2%              1.9%                         1.3%
Effective tax rate             49.5%                        52.4%             48.8%                        52.7%
-------------------------------------------------------------------------------------------------------------------

Income tax expense increased for the third quarter, $0.6 million, or 50.6%, and for the nine months ended September 30, 2001, $1.4 million, or 44.4% due primarily to higher income before income taxes. The effective tax rate varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. In 2000, the Company's effective tax rate for the year was 53.2%. A slightly lower effective tax rate is anticipated for 2001.

Net Income and Income Per Share
                           Three Months Ended September 30,               Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)               2001          Change         2000              2001         Change        2000

-------------------------------------------------------------------------------------------------------------------
Net Income                 $   1,619       69.2%        $    957        $    4,440        51.9%      $    2,922
Percentage of net sales         1.9%                        1.1%              1.8%                         1.1%
Net income per share       $    0.21                    $   0.13        $     0.58                   $     0.39
-------------------------------------------------------------------------------------------------------------------

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

Financial Condition, Liquidity and Capital Resources

(In thousands)                                September 30,      December 31,
                                                  2001               2000
--------------------------------------------------------------------------------
Working capital                                $    48,631      $     35,209
Long-term debt                                 $    97,481      $     90,652
--------------------------------------------------------------------------------

                                             Nine Months Ended September 30,
--------------------------------------------------------------------------------
(In thousands)                                    2001               2000
--------------------------------------------------------------------------------
Cash provided by operating activities          $     5,669       $    17,210
Cash used in investing activities              $    (5,145)      $    (4,057)
Cash used in financing activities              $      (633)      $   (12,520)
--------------------------------------------------------------------------------

The Company's primary sources of funds are from operations and borrowings under its credit facilities. The Company's principal uses of cash are to fund working capital, capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Net cash generated by operating activities was $5.7 million for the first nine months of 2001 compared with $17.2 million in the prior year period. This decrease was attributable to cash flow used by operating assets and liabilities, principally accounts payable. Operating assets and liabilities may fluctuate significantly depending upon inventory purchasing programs and payment terms offered by our vendors.

Net cash used in investing activities, primarily for acquisitions, was $5.1 million in the first nine months of 2001, compared to $4.1 million in 2000. In 2001, $4.2 million of cash was used for the acquisition of Badger.

Net cash used by financing activities, primarily the repayment of borrowings, was $0.6 million in the first nine months of 2001, compared to $12.5 million in the prior year period. The decrease in net debt repayments was a result of reduced cash flows generated from operating activities in the current year. The use of cash for debt issuance costs related to the new credit facilities was $1.3 million.

Total capitalization at September 30, 2001, was $165.0 million, comprised of $104.6 million of debt and $60.4 million of equity. Debt as a percentage of total capitalization was 63.4% at September 30, 2001 compared to 64.1% at December 31, 2000.

On March 29, 2001, the Company entered into a new $100.0 million senior secured credit facility with a syndication of banks and a new $20.0 million senior subordinated term credit facility with LDI. Further details regarding these facilities are described in Note 5 "Long-Term Debt" of this document.

The Company was in compliance with the covenants underlying its credit facilities, and had estimated availability under its revolving credit facilities of $6.4 million as of October 1, 2001, based upon the September 30, 2001 borrowing base calculation.

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

      99(a) Credit Agreement, dated as of March 29, 2001, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and National City Bank of Indiana, as Agent (previously filed with Form 10-Q dated May 10, 2001)

      99(b) Subordinated Note Agreement, dated as of March 29, 2001, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 10-Q dated May 10, 2001)


(b) Reports on Form 8-K. There were no reports on Form 8-K filed in the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    November 14, 2001                FINISHMASTER, INC.


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