Form 10-K
period 2001-12-31
FINISHMASTER INC
filed 2002-03-29
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002 was $20,421,335.

On  March  1,  2002,   7,648,363  shares  of  Registrant's   common  stock  were
outstanding.

                       Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended December 31, 2001 are incorporated by reference into Part III.

                               FINISHMASTER, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                        PAGE

1    Business............................................................      3

2    Properties..........................................................      7

3    Legal Proceedings...................................................      8

4    Submission of Matters to a Vote of Security Holders.................      8

5    Market for Registrant's Common Equity and
          Related Shareholder Matters....................................      9

6    Selected Consolidated Financial Data................................     10

7    Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................     11

8    Financial Statements and Supplemental Data..........................     17

9    Changes in, and Disagreements with Accountants on
          Accounting and Financial Disclosure............................     34

10   Directors and Executive Officers of the Registrant..................     34

11   Executive Compensation..............................................     34

12   Security Ownership of Certain Beneficial Owners and Management......     34

13   Certain Relationships and Related Transactions......................     34

14   Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K............................................     34

     Signatures..........................................................     35





                                     PART I

ITEM 1 - BUSINESS

General

We are the leading national independent distributor of automotive paints, coatings and paint-related accessories primarily to the automotive collision repair industry. As of March 1, 2002, we serve our customers through a 350 person direct sales force in 159 sales outlets and three major distribution centers located in 23 states, making us the only national independent distributor in the industry. We have approximately 15,000 customer charge accounts consisting principally of collision repair shops and automobile dealers, to which we provide a comprehensive selection of brand name products. Our product offering consists of over 32,000 stock keeping units ("SKUs"), including leading brands of automotive paints, coatings, thinners and reducers manufactured by BASF, DuPont, and PPG and the leading brands of paint-related accessories manufactured principally by 3M, such as masking materials, body fillers and cleaners. For the year ended December 31, 2001, net sales were $333.5 million and net income was $6.2 million.

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

We estimate the U.S. automotive paint and paint-related accessories distribution after-market ("distribution after-market") to be approximately $2.5 billion, with automotive collision repair shops being the primary customers for automotive paint and paint-related accessories. In addition to independent collision repair shops and automobile dealers, we supply products to organizations that maintain their own automobile fleet, van conversion companies and other commercial/industrial customers. The distribution after-market is supplied by a small number of manufacturers of paint and paint-related accessories and serves a highly fragmented customer base, consisting of approximately 40,000 collision repair shops alone. Our competitors tend to be family-owned, with one to three distribution sites and typically serve a highly localized customer base.

We are an Indiana based corporation. Our principal executive offices are leased from LDI, Ltd. ("LDI"), an Indiana limited partnership, which indirectly owns 73.1% of our outstanding shares. We believe that the terms of the lease are at least as favorable to us as those that could be obtained by arms-length negotiations with an unaffiliated third party. Our principal executive offices are located at 54 Monument Circle, Suite 600, Indianapolis, Indiana 46204, and our telephone number is (317) 237-3678.

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

While automotive paint manufacturing is highly concentrated, automotive paint distribution and the end users of automotive paint are highly fragmented. We believe that a large number of independent distributors of automotive paint serve an aggregate of approximately 40,000 collision repair shops nationwide. Distributors, which tend to be family-owned with one to three distribution sites, typically serve a highly localized customer base with each distribution site serving customers located within 20 miles of the site depending upon demographics, road access and geography.

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

The market for paints and supplies for automotive collision repairs has changed significantly in recent years. Key factors affecting this market have been:

     o    a decline in the number of vehicles repaired annually;

     o improvements in paint application technology and advances in paint system productivity;

     o environmental regulations which have required the reformulation of paints and the use of more advanced equipment and facilities;

     o automobile manufacturers' use of more complex and expensive automotive finishes; and

     o an increase in the number of vehicles repaired by insurance companies' designated "direct repair providers".

Collision repair shops have been forced to invest in new equipment and additional training of their workers, while there has been a decline in the number of repair jobs. Accordingly, there has been some consolidation in the highly fragmented collision repair industry among end users of automotive paints and accessories. In addition, collision repair shops and car dealerships are seeking to improve their financial performance and competitive position by developing relationships with distributors that can support their businesses with value-added services. This demand for higher levels of service from distributors, combined with lower unit sales volume of paint and supplies, has resulted in a consolidation among after-market distributors. We have led the consolidation among distributors in recent years, having completed 39 acquisitions over the past ten years.

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

Products and Suppliers

We offer our customers a comprehensive selection of prominent brand name products and our own PrivateBrand products. The product line consists of over 32,000 SKUs, including the three leading brands of automotive paints and coatings and a leading brand of related accessories. Our PrivateBrand products include some of the most frequently used refinishing accessories such as masking materials, body fillers, thinners, reducers and cleaners.

We rely on four leading suppliers for the majority of our product requirements. BASF, DuPont, and PPG supply virtually all of our paint products, and 3M is our largest supplier of paint-related accessories. Products supplied by BASF, DuPont, 3M and PPG accounted for approximately 85% of purchases in 2001. Although each of these suppliers generally competes with the others along product lines, we do not believe the products are completely interchangeable because of high brand loyalty among customers and their brand-specific color matching computer systems. We continuously seek opportunities with new and existing suppliers to supply the highest quality products.

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

Services

We offer comprehensive value-added services designed to assist customers in operating their businesses more effectively. These services include:

   Rapid Delivery

Products are delivered to customers using our delivery fleet of approximately 720 trucks. We offer multiple daily deliveries to meet our customers'
just-in-time inventory needs. Customer concerns for product availability typically take priority over all other competitive considerations, including price.

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

   Color Matching

The growing number of paint colors is a challenge for the refinishing industry. DuPont, for example, has more than 350,000 mix formulas. With sophisticated PC-based color matching equipment and specialists, we provide color-matching services to our customers.

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

Employees

As of March 1, 2002, we employed approximately 1,530 persons on a full and part-time basis. None of the employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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


ITEM 2 - PROPERTIES

The following table sets forth certain information regarding the facilities operated by us as of March 1, 2002.

                                     Number        No. of         No. of
                                       Of          Sales       Distribution
   State                            Offices       Outlets         Centers
      Alabama.....................                    1
      Arizona.....................                    3
      California..................     1             28               1***
      Colorado....................                    4
      Connecticut.................                    3
      Delaware....................                    1
      Florida.....................     1*            39               1***
      Georgia.....................                    3
      Illinois....................                    5
      Indiana.....................     1              3
      Maryland....................                    4
      Massachusetts...............                    5
      Michigan....................     1*            12               1***
      Minnesota...................                    3
      New Jersey..................                    8
      North Carolina..............     1              6               1**
      Ohio........................                    2
      Oklahoma....................                    1
      Pennsylvania................                    3
      South Carolina..............                    6
      Texas.......................                   12
      Virginia....................                    3
      Wisconsin...................                    4
                                   ----------- --------------- --------------
        Total Offices, Sales
          Outlets and Distribution
          Centers                      5            159               4

 --------------
* Locations where an office and distribution center are combined facilities; Kentwood, MI and Ft. Lauderdale, FL.

** Location where a store and distribution center are combined facilities; Greensboro, NC.

*** Denotes major distribution centers; Kentwood, MI, Ft. Lauderdale, FL and Los Angeles, CA.

Our sales outlets range in size from 1,250 square feet to 14,800 square feet. Some of the larger sales outlets are also used as "drop ship" points from which we supply other sales outlets. Sales outlets consist of inventory storage areas, mixing facilities, display and counter space and, in some instances, sales office space. Sales outlets are strategically located in major markets to maximize market penetration, transportation logistics and overall customer service. Our distribution centers range in size from 5,000 square feet to 18,000 square feet. The distribution centers are equipped with efficient material handling and storage equipment.

We own the distribution center and two sales outlets in Michigan, one sales outlet in Indiana, and one in Florida. The remainder of the sales outlets and the other distribution centers are leased with terms expiring from 2002 to 2008, with options to renew. We typically assume the lease of the former owner in acquisitions. In a number of instances, our sales outlets are leased from the former owners of businesses acquired by us. We believe that all of our leases are at fair market rates, that presently no single lease is material to our operations, and that alternative sites are presently available at market rates. We are leasing approximately 15,000 square feet of executive offices for our national headquarters located in Indianapolis, Indiana.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information concerning the executive officers of the Company who are not also directors:

Thomas E. Case (age 56) serves as the Senior Vice President of Sales for our West Region. He had previously served as the Senior Vice President and general manager of our Western Division from June 1998 to January 2001. Mr. Case joined us upon completion of our acquisition of Thompson in November 1997. Formerly, Mr. Case was a Vice President of Thompson and served as the general manager of Thompson's California Division.

J. A. Lacy (age 37) serves as our Senior Vice President of Operations. He had previously served as the Senior Vice President of Planning and Marketing from January 1999 to January 2001. From January 1997 to December 1998, Mr. Lacy served as President of Tucker Rocky Distributing Canada, Inc., a leading after-market distributor of motorcycle components and accessories. Prior to this, Mr. Lacy was Vice President of J. Walter Thompson, an advertising agency.

Robert R. Millard (age 44) joined us in October 1998 as the Senior Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. From February 1996 until September 1998, Mr. Millard served as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Personnel
Management, Inc., a publicly held personnel staffing company based in Indianapolis, Indiana. From July 1991 until January 1996, Mr. Millard served as the Corporate Controller of Lacy Diversified Industries, Ltd., an affiliate of LDI.

Charles VanSlaars (age 52) serves as the Senior Vice President of Marketing. He had previously served as the Senior Vice President of Sales for our Eastern Division, a position held from January 2001 until November 2001, and Senior Vice President and General Manager of our Southeastern Division, a position he held from June 1998 to January 2001. From June 1996 until May 1998, Mr. VanSlaars served as an executive officer of LDI AutoPaints, Inc. From 1994 until 1996, Mr. VanSlaars served as Vice President of Parts Depot Company, L.P., a Florida-based distributor of auto paints.



                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock trades on The NASDAQ Stock Market (SmallCap Market) under the symbol FMST. The number of beneficial owners of our common stock at December 31, 2001, was approximately 350.

The range of high and low closing prices reported by NASDAQ for the last twelve quarters were:

       Year       Quarter Ended              High             Low
       ---------------------------------------------------------------
       1999       March 31                      7.000           5.625
       1999       June 30                       6.000           4.750
       1999       September 30                  7.375           5.688
       1999       December 31                   7.938           5.750
       2000       March 31                      8.000           6.750
       2000       June 30                       8.000           4.750
       2000       September 30                  7.000           5.250
       2000       December 31                   7.000           4.700
       2001       March 31                      7.250           4.875
       2001       June 30                       9.000           6.000
       2001       September 30                  8.680           5.760
       2001       December 31                  10.270           7.250

No cash dividends on common stock have been paid during any period and none are expected to be paid in the foreseeable future. We anticipate that all earnings and other cash resources will be retained by us for investment in our business.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999, are derived from our audited consolidated financial statements that are included elsewhere herein. The selected consolidated financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 are derived from our audited consolidated financial statements, which are not included herein. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                             Year Ended
                                                                                            December 31,
                                                              ----------------------------------------------------------------------

(In thousands, except per share data)                            2001(1)(2)      2000(1)(2)   1999(1)(2)     1998(1)(2)    1997(1)
                                                                 ----------      ----------   ----------     ----------    -------
Per Share
     Net income before extraordinary loss
         Basic                                                 $        0.88   $      0.49  $      0.49    $     0.29    $     0.11
         Diluted                                               $        0.88   $      0.49  $      0.49    $     0.29    $     0.11
     Extraordinary loss on early extinguishment of debt, net
         Basic                                                 $        0.07   $         -  $         -    $        -    $        -
         Diluted                                               $        0.07   $         -  $         -    $        -    $        -
     Net income
         Basic                                                 $        0.81   $      0.49  $      0.49    $     0.29    $    0.11
         Diluted                                               $        0.81   $      0.49  $      0.49    $     0.29    $    0.11
     Pro forma net income (loss) (3)                           $           -   $         -  $         -    $     0.33    $   (1.01)


Statements of Operations Data
     Net sales                                                 $     333,468   $   337,213  $   324,490    $  309,946    $  130,175
     Gross margin                                              $     124,183   $   122,995  $   117,002    $  109,678    $   47,107
     Income from operations                                    $      21,695   $    19,572  $    18,745    $   15,895    $    3,832
     Net income before extraordinary loss                      $       6,703   $     3,727  $     3,711    $    1,988    $      656
     Extraordinary loss on early extinguishment of debt, net   $         495   $         -  $         -    $        -    $        -
     Net income                                                $       6,208   $     3,727  $     3,711    $    1,988    $      656
     Pro forma net income (loss) (3)                           $           -   $         -  $         -    $    2,459    $   (7,585)
     Weighted average shares
         outstanding - Diluted                                         7,648         7,551        7,545         6,780         5,994
     Pro forma weighted average
         shares outstanding - Diluted                                      -             -            -         7,536         7,536

                                                                                             December 31,
                                                              ----------------------------------------------------------------------

                                                                 2001(1)(2)      2000(1)(2)   1999(1)(2)     1998(1)(2)    1997(1)
                                                                 ----------      ----------   ----------     ----------    -------
Balance Sheet Data
     Net working capital                                       $      33,087   $    35,209  $    48,147    $   43,452    $   42,928
     Total assets                                              $     202,036   $   218,317  $   214,235    $  226,475    $  215,418
     Long-term debt                                            $      77,868   $    90,652  $   111,603    $  119,120    $  134,135
     Shareholders' equity                                      $      62,535   $    56,806  $    53,069    $   49,348    $   32,932

--------------------
(1) The operating results for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are affected by the acquisition of Thompson on November 21, 1997. The operating results of Thompson are included in our consolidated operating results since the acquisition date.

(2) The operating results for the years ended December 31, 2001, 2000, 1999, and 1998 are affected by the acquisition of AutoPaints on June 30, 1998. The operating results of AutoPaints are included in our consolidated operating results since the acquisition date.

(3) Pro forma amounts for the years ended December 31, 1998 and 1997 have been prepared to give effect to the acquisitions of Thompson and AutoPaints as if the transactions had occurred on January 1, 1997. These amounts are unaudited and are presented for informational purposes only. No pro forma amounts are presented for other acquisitions completed by the Company in 1999, 2000 or 2001, as the impact of such acquisitions are not material.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis about our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes presented in this annual report.

Overview

FinishMaster, Inc. is the leading independent distributor of automotive paints, coatings and paint-related accessories primarily to the automotive collision repair industry in the United States. As of March 1, 2002, we served our customers through 159 sales outlets and three major distribution centers located in 23 states, making us the only national independent distributor in the industry. We have approximately 15,000 customer charge accounts that we provide a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG in addition to our own FinishMaster PrivateBrand refinishing accessory products. We typically are the primary source of supply to our customers and we offer a broad range of services designed to enhance the operating efficiencies and competitive positions of our customers and suppliers. Our operations are currently organized into five geographical regions. We aggregate these five regions into a single reportable segment.

We are the leading consolidator in the automotive refinish distribution industry, having successfully completed as of March 1, 2002 approximately 39 acquisitions over the past ten years, ranging from "add-on" acquisitions to the strategic acquisitions of Thompson, AutoPaints, and Badger Paint Plus, Inc. We intend to continue our strategy of expanding through acquisitions.

On May 7, 2001, we acquired the assets of Badger Paint Plus, Inc., a Wisconsin corporation, Badger Paint Plus of the Twin Cities, Inc., Badger Paint Plus of Duluth, Inc., Badger Paint Plus of St. Cloud, Inc., Lakeland Sales, Inc., each a Minnesota corporation, and Badger Paint Plus of Chicago, Inc., an Illinois corporation (collectively "Badger"). Badger, like FinishMaster, was an aftermarket distributor of automotive paints, coatings, and paint-related accessories. The purchase price, including related acquisition costs, was $7.4 million and includes the issuance of 93,999 shares of our common stock. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values on the date of the acquisition. Goodwill associated with the acquisition is being amortized over 15 years and all other intangible assets are amortized over 5 years. Operating results of Badger have been included in our consolidated financial statements from the effective date of the acquisition.

Results of Operations


-------------------------------------------------------------------------------
(In thousands)        2001        Change        2000       Change       1999
-------------------------------------------------------------------------------
Net sales           $  333,468    (1.1%)     $   337,213    3.9%     $  324,490

Continued weakness in demand for automotive paints and related accessories impacted our net sales, which decreased $3.7 million or 1.1% from 2000 to 2001. During 2001, "same store sales" decreased approximately 2.5% due to soft market conditions throughout most of our distribution network. Factors leading to this softening in demand included slower overall economic conditions; flat to declining number of automobiles being repaired; continued productivity improvements in the use of automotive paint by our customers; and changes in vendor supported marketing programs used to attract and retain customers. These industry dynamics are not expected to reverse in the near term.

Net sales acquired through acquisitions contributed approximately $6.5 million or 1.9% of the net sales variance between years. Two acquisitions were completed during 2001, Badger in May and Scotty's Paint Supply, Inc. in December.

Net sales increased $12.7 million or 3.9% from 1999 to 2000 due primarily to acquisitions. During 2000, we completed six acquisitions. As a result of competitive market conditions and flat industry demand, we experienced minimal "same store sales" growth.

Approximately 70% of our net sales consisted of automotive paint products while the remaining portion was paint-related accessories.

-------------------------------------------------------------------------------
(In thousands)        2001        Change        2000       Change       1999
-------------------------------------------------------------------------------
Gross margin      $    124,183     1.0%     $  122,995      5.1%     $  117,002
Percentage of
  net sales              37.2%                   36.5%                    36.1%
-------------------------------------------------------------------------------

Gross margin dollars in 2001 increased $1.2 million, or 1.0% over the prior year period. Strong gross margin as a percentage of net sales more than offset the negative impact of lower net sales volume. Gross margin as a percentage of net sales increased 70 basis points to 37.2%, positively impacting margin by $2.5 million for the year. Lower net sales volume negatively impacted margin by $1.3 million. The improvement in margin as a percentage of net sales was primarily the result of improved inventory management procedures, supplier purchasing incentive programs, and large inventory purchases in late 2000 made prior to manufacturers' price increases. Margin is affected by purchasing opportunities presented to us by our vendors. We do not anticipate being able to maintain our 2001 margin levels in 2002 as a result of less favorable purchasing opportunities from our vendors which reduced the level of inventory purchased by us in late 2001 prior to manufacturers' price increases.

Gross margin in 2000 increased $6.0 million or 5.1% over 1999 due to higher sales volume and improved margins. Higher net sales volume positively impacted margin by $4.6 million. Gross margin as a percentage of net sales increased 40 basis points to 36.5%, positively impacting margins by $1.4 million. The improvement in margin as a percentage of net sales was primarily the result of supplier incentive programs and the optimization of early payment discounts.


-------------------------------------------------------------------------------
(In thousands)        2001        Change        2000       Change       1999
-------------------------------------------------------------------------------
Operating expenses  $   52,485     0.6%     $   52,195      6.5%     $   49,029
Percentage of
  net sales              15.7%                   15.5%                    15.1%
-------------------------------------------------------------------------------

Operating expenses consist of wages, facility, vehicle and related costs for our store and distribution locations.

Operating expenses increased $0.3 million or 0.6% from 2000 to 2001. As a percentage of net sales, operating expenses increased from 15.5% in 2000 to 15.7% in 2001. Excluding the operating expenses associated with acquired operations in 2001, operating expenses decreased $0.5 million between years due primarily to reduced labor costs.

Operating expenses as a percentage of net sales increased from 15.1% in 1999 to 15.5% in 2000 due primarily to higher vehicle fuel costs and increased depreciation expense associated with the new point-of-sale computer system implemented during 2000.


-------------------------------------------------------------------------------
(In thousands)        2001        Change        2000       Change       1999
-------------------------------------------------------------------------------
Selling, general and
 administrative
 expenses           $   44,111    (1.8%)    $   44,928      5.9%     $   42,436
Percentage of net
 sales                   13.2%                   13.3%                    13.1%
-------------------------------------------------------------------------------

Selling,   general  and  administrative   expenses  ("SG&A")  consist  of  costs
associated with our corporate support staff and expenses for commissions, wages, and customer sales support activities.

SG&A expenses decreased $0.8 million or 1.8% from 2000 to 2001. As a percentage of net sales, SG&A expenses decreased from 13.3% in 2000 to 13.2% in 2001. Excluding the expenses associated with the acquired operations in 2001, SG&A expenses decreased $1.4 million due primarily to lower communication costs, supply expense, bad debt expense and professional fees associated with the implementation of our new computer systems in 2000. Partially offsetting these decreases was higher costs associated with wages and benefits.

SG&A expenses as a percentage of net sales increased from 13.1% to 13.3% from 1999 to 2000 as a result of increased wages and benefit costs, higher bad debt expenses and increased costs associated with attracting and retaining customers.


-------------------------------------------------------------------------------
(In thousands)        2001        Change        2000       Change       1999
-------------------------------------------------------------------------------
Amortization of
  intangible
  assets          $      5,892    (6.5%)    $    6,300     (7.2%)    $    6,792
Percentage of
  net sales               1.8%                    1.9%                     2.1%
-------------------------------------------------------------------------------

The decrease in amortization expense among 1999, 2000 and 2001, was a result of certain intangible assets, principally non-compete agreements, becoming fully amortized in those years.


-------------------------------------------------------------------------------
(In thousands)        2001        Change        2000       Change       1999
-------------------------------------------------------------------------------
Interest expense,
  net             $      8,547   (26.3%)    $   11,604      7.4%     $   10,802
Percentage of
  net sales               2.6%                    3.4%                     3.3%
-------------------------------------------------------------------------------

Interest expense in 2001 decreased $3.1 million or 26.3% compared to the prior year. Lower average outstanding borrowings in 2001 of approximately $23.3 million were the primary contributor to this favorable decrease in interest expense. Lower effective interest rates of approximately 25 basis points also contributed to the decrease.

Interest expense in 2000 increased $0.8 million or 7.4 % compared to the prior year due to higher effective interest rates of approximately 110 basis points, partially offset by lower average outstanding borrowings. Average outstanding borrowings decreased $13.7 million during 2000.


-------------------------------------------------------------------------------
(In thousands)        2001        Change        2000       Change       1999
-------------------------------------------------------------------------------
Income tax expense  $    6,445    52.0%     $    4,241      0.2%     $    4,232
Percentage of
  net sales               1.9%                    1.3%                     1.3%
Effective tax rate       49.0%                   53.2%                    53.3%
-------------------------------------------------------------------------------

Higher income before income taxes was responsible for the increased income tax expense among 1999, 2000, and 2001. The effective tax rate varied from the federal statutory rate as a result of certain expenses, principally nondeductible intangible amortization. The decrease in the effective tax rate between 2000 and 2001 was due to these nondeductible expenses remaining stable in relation to the higher income before income taxes.


-------------------------------------------------------------------------------
(In thousands)        2001        Change        2000       Change       1999
-------------------------------------------------------------------------------
Extraordinary loss
 on early
 extinguishment of
 debt, net of tax   $      495        -     $        -         -     $        -
Percentage of net
 sales                    0.1%
--------------------------------------------------------------------------------

An extraordinary loss on the early extinguishment of debt of $0.5 million, net of $0.3 million in income tax benefit, resulted from the write-off of the unamortized debt issuance costs related to the early extinguishment of our senior secured and senior subordinated credit facilities in March 2001.


-------------------------------------------------------------------------------
(In thousands,        2001        Change        2000       Change       1999
 except per
 share data)
-------------------------------------------------------------------------------
Net income        $      6,208    66.6%     $    3,727      0.4%     $    3,711
Percentage of
  net sales               1.9%                    1.1%                     1.1%
Net income
  per share       $       0.81    65.3%     $     0.49      0.0%     $     0.49
--------------------------------------------------------------------------------
Factors contributing to the changes in net income and the related per share amounts are discussed in the detail above.

Inflation and Other Economic Factors

Inflation affects our cost of materials sold, salaries and other related costs of distribution. To the extent permitted by competition, we offset these higher costs of materials through selective price increases.

Our business may be negatively affected by cyclical economic downturns in the markets in which we operate. Our financial performance is also dependent on our ability to acquire businesses and profitably integrate them into our operations.

Quantitative and Qualitative Disclosure about Market Risk

A review of our financial instruments and risk exposures indicates we have exposure to interest rate risk. To reduce this exposure, we entered into interest rate swap agreements in March 2001 with notional amounts of $40.0 million. These agreements intend to convert our senior term credit facility from a floating to a fixed interest rate obligation. The weighted average fixed interest rate under these agreements is 5.43%. In order to maintain effectiveness, the quarterly settlement terms of the swap agreements are established to match the interest payments on the term credit facility. Based upon the Company's outstanding debt at December 31, 2001 and the term for which current interest rates are fixed, a 10% increase in interest rates would increase interest expense for 2002 by an estimated $0.1 million.

Seasonality and Quarterly Fluctuations

Our sales and operating results have varied from quarter to quarter due to various factors and we expect these fluctuations to continue. Among these factors are seasonal buying patterns of our customers and the timing of acquisitions. Historically, sales have slowed in the late fall and winter of each year largely due to inclement weather and the reduced number of business days during the holiday season. As a result, our financial performance is generally lower during the December and March quarters compared to the June and September quarters. In addition, the timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter. We also take advantage of periodic special incentive programs available from our suppliers that extend the due date of inventory purchases beyond terms normally available with large volume purchases. The timing of these programs can contribute to fluctuations in our quarterly cash flows and operating results. Although we continue to investigate strategies to smooth the seasonal pattern of our quarterly results of operations, there can be no assurance that our net sales, results of operations and cash flows will not continue to display seasonal patterns.

Financial Condition, Liquidity and Capital Resources

-----------------------------------------------------------------------------------------------
(In thousands)                                  2001             2000              1999
-----------------------------------------------------------------------------------------------
Net working capital                         $    33,087      $      35,209      $      48,147
Long-term debt                              $    77,868      $      90,652      $     111,603
Cash provided by operating activities       $    27,865      $      29,646      $       8,781
Cash used in investing activities           $    (5,853)     $      (5,059)     $      (2,371)
Cash used in financing activities           $   (20,548)     $     (23,693)     $      (6,800)
-----------------------------------------------------------------------------------------------

Our primary sources of funds over the past three years were from operating activities and borrowings under our credit facilities. Our principal uses of cash were to fund capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Net cash generated from operating activities was $27.9 million in 2001, compared with $29.6 million in 2000. This decrease was the result of a negative change in operating assets and liabilities, primarily accounts payable and other liabilities. This change in accounts payable and other liabilities resulted from differences in payment terms between years on large "year end" inventory purchases. Partially offsetting this use of cash for accounts payable and other liabilities was lower investments in inventory and prepaid and other assets. The year-end inventory balance decreased as a result of lower inventory purchases in late 2001 made prior to manufacturers' price increases compared to the prior year period.

Net cash used in investing activities was $5.9 million in 2001, compared with $5.1 million in 2000 due to increased spending for acquisition activity. During 2001, we completed two acquisitions that utilized $5.0 million of cash compared to six acquisitions and $1.9 million of cash in the prior year. Partially offsetting this increase was lower capital spending in 2001. With the implementation of a new "point-of-sale" computer system and a consolidated general ledger system in 2000, our capital spending requirements were less in the current year period. We estimate that capital expenditures for 2002, principally for information technology equipment, will approximate $1.5 million.

Net cash used in financing activities was $20.5 million in 2001, compared with $23.7 million in 2000. Lower debt repayments of $4.3 million, partially offset by higher debt issuance costs of $1.1 million were the primary factors contributing to the decrease in net cash used in financing activities. The decrease in debt repayments was a result of lower net cash provided by operating activities and increased spending on acquisitions. The use of cash for debt issuance costs was related to the refinancing of our credit facilities in March 2001.

Total capitalization at December 31, 2001, was $148.0 million, comprised of $85.5 million of debt and $62.5 million of equity. Debt as a percentage of total capitalization was 57.8% compared to 64.1% in the prior year. This improvement was attributable to the increase in equity resulting from current year net income, along with the decrease in debt resulting from repayments.

At December 31, 2001, we had term credit and revolving credit facilities totaling $58.9 million and senior subordinated debt of $19.9 million. We were in compliance with the covenants underlying these credit facilities, and had availability under our revolving credit facility of $25.0 million as of year-end.

Based on current and projected operating results and giving effect to total indebtedness, we believe that cash flow from operations and funds available from lenders and other creditors will provide adequate funds for ongoing operations, debt service and planned capital expenditures.

Other Matters

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, ("FAS 141"), "Business Combinations" and Statement of Financial Accounting Standard No. 142, ("FAS 142"), "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt FAS 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on our results of operations and financial position.

In August 2001,the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, ("FAS 143"), "Accounting for Asset Retirement Obligations". FAS 143 addresses the financial accounting and reporting obligations associated with the retirement of tangible assets and the associated asset retirement costs. It requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. We will adopt FAS 143 on January 1, 2002, and we do not expect that this Standard will have a material effect on our consolidated financial statements or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by FAS 142. FAS 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, FAS 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No.
20. FAS 144 will be effective for us in the first quarter of 2002, and it is not expected to have a material effect on our consolidated financial statements or results of operations.

Forward-Looking Statements

This Report contains certain forward-looking statements pertaining to, among other things, our future results of operations, cash flow needs and liquidity, acquisitions, and other aspects of our business. We may make similar forward-looking statements from time to time. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business strategy or an inability to execute this strategy due to changes in our industry or the economy in general, difficulties associated with assimilating acquisitions, the emergence of new or growing competitors, seasonal and quarterly fluctuations, governmental regulations, the potential loss of key suppliers, and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the future developments described in the forward-looking statements contained in this Report will in fact occur.

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

Report of Independent Accountants

To the Board of Directors and
Shareholders of FinishMaster, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FinishMaster, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 19, 2002

CONSOLIDATED
BALANCE SHEETS
FinishMaster, Inc.
                                                                         December 31,         December 31,
(In thousands, except share amounts)                                             2001                 2000

ASSETS
Current assets
      Cash                                                           $          2,977     $          1,513
      Accounts receivable, net of allowance for doubtful
           accounts of $1,434 and $1,337, respectively                         28,401               29,063
      Inventory                                                                50,096               63,346
      Refundable income taxes                                                     543                  710
      Deferred income taxes                                                     3,947                3,459
      Prepaid expenses and other current assets                                 3,627                4,349
                                                                     -----------------------------------------
      Total current assets                                                     89,591              102,440

Property and equipment
      Land                                                                        368                  368
      Vehicles                                                                  1,205                1,432
      Buildings and improvements                                                6,291                5,903
      Machinery, equipment and fixtures                                        12,682               11,922
                                                                     -----------------------------------------
                                                                               20,546               19,625
      Accumulated depreciation                                                (12,715)             (10,649)
                                                                     -----------------------------------------
                                                                                7,831                8,976

Other assets
      Intangible assets, net                                                  102,273              102,858
      Deferred income taxes                                                     1,770                1,870
      Other                                                                       571                2,173
                                                                     -----------------------------------------
                                                                              104,614              106,901
                                                                     -----------------------------------------
                                                                     $        202,036     $        218,317
                                                                     =========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                               $         37,383     $         46,470
      Amounts due to LDI                                                          812                  506
      Accrued compensation and benefits                                         8,578                6,033
      Other accrued expenses and current liabilities                            2,124                3,232
      Current maturities of long-term debt                                      7,607               10,990
                                                                     -----------------------------------------
      Total current liabilities                                                56,504               67,231

Long-term debt, less current maturities                                        77,868               90,652
Other long-term liabilities                                                     5,129                3,628
Commitments and contingencies (Note 8)
Shareholders' equity
      Preferred stock, no par value; 1,000,000 shares authorized;
           no shares issued and outstanding                                         -                    -
      Common stock, $1 stated value; 25,000,000 shares authorized;
           7,638,863 and 7,540,804 shares issued and outstanding                7,638                7,540
      Additional paid-in capital                                               27,936               27,367
      Accumulated comprehensive loss                                           (1,146)                   -
      Retained earnings                                                        28,107               21,899
                                                                     -----------------------------------------
                                                                               62,535               56,806
                                                                     -----------------------------------------
                                                                     $        202,036     $        218,317
                                                                    =========================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF OPERATIONS
FinishMaster, Inc.

                                                                              Year                 Year               Year
                                                                             Ended                Ended              Ended
                                                                      December 31,         December 31,        December 31,
(In thousands, except per share data)                                         2001                 2000               1999

Net sales                                                          $       333,468      $       337,213      $     324,490
Cost of sales                                                              209,285              214,218            207,488
                                                                  --------------------------------------------------------------
Gross margin                                                               124,183              122,995            117,002

Expenses
      Operating                                                             52,485               52,195             49,029
      Selling, general and administrative                                   44,111               44,928             42,436
      Amortization of intangible assets                                      5,892                6,300              6,792
                                                                  --------------------------------------------------------------
                                                                           102,488              103,423             98,257
                                                                  --------------------------------------------------------------
Income from operations                                                      21,695               19,572             18,745


Interest expense, net                                                        8,547               11,604             10,802
                                                                  --------------------------------------------------------------


Income before income taxes                                                  13,148                7,968              7,943
Income tax expense                                                           6,445                4,241              4,232
                                                                  --------------------------------------------------------------

Net income before extraordinary loss                               $         6,703      $         3,727      $       3,711
Extraordinary loss on early extinguishment of debt, net of tax
benefit of $324                                                                495                    -                  -
                                                                  ==============================================================
Net income                                                         $         6,208      $         3,727      $       3,711
                                                                  ==============================================================

Net income per share - Basic and Diluted
       Net income before extraordinary loss                        $          0.88      $          0.49      $        0.49
       Extraordinary loss, net of income taxes                     $          0.07      $             -      $           -
                                                                  -------------------  -------------------  -----------------
       Net income per share (Note 10):
         Basic                                                     $          0.81      $          0.49      $        0.49
                                                                  ==============================================================
         Diluted                                                   $          0.81      $          0.49      $        0.49
                                                                  ==============================================================

Weighted average shares outstanding - Basic                                  7,638                7,540              7,536
                                                                  ==============================================================
Weighted average shares outstanding - Diluted                                7,648                7,551              7,545
                                                                  ==============================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF CASH FLOWS
FinishMaster, Inc.

                                                                              Year                 Year               Year
                                                                             Ended                Ended              Ended
                                                                       December 31,         December 31,       December 31,
(In thousands)                                                                2001                 2000               1999

Operating activities
      Net income                                                   $         6,208      $         3,727      $       3,711
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                    10,418               11,144             11,019
           Deferred income taxes                                              (388)                 222              1,125
           Loss on extinguishment of debt                                      495                    -                  -
           Other                                                               (97)                   -                  -
           Gain on disposal of property and equipment                          (18)                   -                  -
           Changes in operating assets and liabilities
             (excluding the impact of acquisitions):
              Accounts receivable, net                                       2,182                1,854                785
              Inventories                                                   15,976               (4,530)             1,639
              Prepaid and other assets                                         552               (4,091)               440
              Accounts payable and other liabilities                        (7,463)              21,320             (9,938)
                                                                  --------------------------------------------------------------
Net cash provided by operating activities                                   27,865               29,646              8,781

Investing activities
      Business acquisitions and payments under
           earn-out provisions for prior acquisitions                       (5,001)              (1,853)            (1,280)
      Purchases of property and equipment                                     (703)              (3,110)              (973)
      Proceeds from disposal of property and equipment                          39                   10                 20
      Other                                                                   (188)                (106)              (138)
                                                                  --------------------------------------------------------------
Net cash used in investing activities                                       (5,853)              (5,059)            (2,371)

Financing activities
      Proceeds from the exercise of stock options                                7                    -                  -
      Debt issuance costs                                                   (1,284)                (166)              (155)
      Proceeds from debt                                                   167,448               95,357             98,280
      Repayment of debt                                                   (186,719)            (118,884)          (104,925)
                                                                  --------------------------------------------------------------
Net cash used in financing activities                                      (20,548)             (23,693)            (6,800)
                                                                  --------------------------------------------------------------
Increase(decrease) in cash                                                   1,464                  894               (390)
Cash at beginning of period                                                  1,513                  619              1,009
                                                                  --------------------------------------------------------------
Cash at end of period                                              $         2,977      $         1,513      $         619
                                                                  ==============================================================
Supplemental disclosure of cash flow information
      Cash paid during the period for:
           Interest                                                $         9,464      $        10,687      $      10,998
                                                                  ==============================================================
           Taxes                                                   $         6,009      $         4,230      $       2,158
                                                                  ==============================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF SHAREHOLDERS' EQUITY
FinishMaster, Inc.

                                                                                                   Accumulated
                                                Common           Paid-in          Retained        Comprehensive
(In thousands)                                   Stock           Capital          Earnings            Loss               Totals
                                             ---------------  ----------------  --------------  -------------------  ---------------

Balances at December 31, 1998                $       7,536    $        27,351   $      14,461   $               -    $       49,348
Stock grants issued                                      2                  8               -                   -                10
Net income for the year                                  -                 -            3,711                   -             3,711
                                             ---------------  ----------------  --------------  -------------------  ---------------

Balances at December 31, 1999                $       7,538    $        27,359   $      18,172   $               -    $       53,069
Stock grants issued                                      2                  8               -                   -                10
Net income for the year                                  -                 -            3,727                   -             3,727
                                             ---------------  ----------------  --------------  -------------------  ---------------

Balances at December 31, 2000                $       7,540    $        27,367   $      21,899   $               -    $       56,806
Comprehensive income (loss):
    Net income for the year                              -                  -           6,208                   -             6,208
    Other comprehensive income (loss):
          Interest rate swap                             -                  -               -             (1,146)            (1,146)
                                                                                                                     ---------------
Total comprehensive income (loss)                                                                                    $        5,062
Stock grants issued and options exercised               98                569               -                  -                667
                                             ---------------  ----------------  --------------  -------------------  ---------------

Balances at December 31, 2001                $       7,638    $        27,936   $      28,107   $         (1,146)    $       62,535
                                             =======================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
FinishMaster, Inc.


1.   SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of February 15, 2002, the Company operated 159 sales outlets and three major distribution centers in 23 states and is organized into five major geographical regions - North East, Florida/Texas, Mid-Atlantic, Central, and Western. The Company aggregates its five geographic regions into a single reportable segment. The Company has approximately 15,000 customer charge accounts to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is highly dependent on the key suppliers outlined above, which account for approximately 85% of the Company's purchases.

Principles of Consolidation: The Company's consolidated financial statements include the accounts of FinishMaster and its wholly owned subsidiaries from the dates of their respective acquisition. All significant intercompany accounts and transactions have been eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is an indirect wholly-owned subsidiary of LDI, Ltd., ("LDI"), an Indiana limited partnership, owns 5,587,516 shares of the Company's common stock, representing 73.1% of the outstanding shares at December 31, 2001, and 74.1% of the outstanding shares at December 31, 2000, and 1999. Throughout the remainder of these financial statements, LDI and Distribution are collectively referred to as "LDI."

Transactions with Majority Shareholder: The Company reimburses its majority shareholder, LDI, for the cost of insurance and certain other expenses. Those expenses amounted to $782,000, $183,000, and $158,000 for the years ended December 31, 2001, 2000, and 1999, respectively. In addition, the Company leases from LDI its corporate office space. Lease expense and payments for repairs and maintenance to LDI totaled approximately $206,000, $202,000, and $214,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company also has subordinated debt payable to LDI (see Note 4, Long-Term Debt).

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2001, and 2000, checks drawn on future deposits and borrowings of $3,863,000 and $10,622,000, respectively, were classified as accounts payable. These amounts represent outstanding checks in excess of funds on deposit.

Receivables: Trade accounts receivable represents amounts due primarily from automotive collision repair shops and dealerships. Trade receivables are typically not collateralized. No single customer exceeds 10% of the Company's receivables at December 31, 2001.

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

Buildings & improvements........................................Up to 30 years
Vehicles........................................................ Up to 5 years
Leasehold improvements.......................................... Life of lease
Machinery, equipment & fixtures................................. 3 to 12 years

Depreciation  expense for 2001,  2000 and 1999 was  $2,287,000,  $2,215,000  and
$2,427,000, respectively.

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

Internal Use Software: Costs incurred to develop or obtain software for internal use within the business are capitalized in accordance with the provisions of Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During 2001 and 2000, the Company capitalized approximately $0 and $2,223,000, respectively, of costs related to efforts to migrate to a single information technology platform. Once placed in service, software costs incurred are depreciated over their estimated useful life that range from 3 to 5 years.

Derivative Instruments and Hedging Activities: The Company utilizes derivative financial instruments, principally interest rate swaps, to reduce its exposure to fluctuations in interest rates. These instruments are recorded on the balance sheet at their fair value. Changes in the fair value are recorded each period in the Accumulated Comprehensive Loss section of Shareholders' Equity.

Shipping and Handling Fees and Costs: The Company includes the cost of delivering the product to the customer in the operating expense section of the consolidated statements of operations. The total delivery costs incurred for 2001, 2000, and 1999 are estimated at $16,974,000, $17,564,000, and $17,035,000, respectively.

Reclassification: Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.   ACQUISITIONS

The following table summarizes the assets acquired and liabilities assumed in acquisitions made by FinishMaster in each of the periods presented. All acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Intangible assets related to goodwill and covenants not to compete were recorded with each acquisition, if appropriate. Operating results of acquired entities have been included in FinishMaster's consolidated financial statements from the respective date of purchase.

                                                                           Year               Year                Year
                                                                          Ended              Ended               Ended
                                                                    December 31,       December 31,        December 31,
(In thousands)                                                             2001               2000                1999

Accounts receivable                                             $         1,520     $          782      $          708
Inventory                                                                 2,670              1,985                 725
Equipment and other                                                         506                370                 202
Intangible assets                                                         5,076              1,278                 650
                                                                ----------------------------------------------------------
                                                                          9,772              4,415               2,285

Less liabilities assumed                                                  1,075                513                 714
                                                                ----------------------------------------------------------
Acquisition price                                                         8,697              3,902               1,571
Acquisition debt                                                          3,046              2,049                 291
Stock grants                                                                650                  -                   -
                                                                ----------------------------------------------------------
Net assets of businesses acquired, net of acquisition debt      $         5,001     $        1,853      $        1,280
                                                                ==========================================================
Number of acquisitions                                                        2                  6                   6
                                                                ----------------------------------------------------------

During 2001, the Company completed two acquisitions: Badger and Scotty's Paint Supply, Inc. The acquisitions involved operations in Minnesota, Illinois, Wisconsin, and Florida, and were funded with cash, debt and common stock.

During 2000, the Company completed six acquisitions. The acquisitions occurred in California, South Carolina, Washington DC, Ohio and Texas, and were funded with cash and debt.

During 1999, the Company completed six acquisitions. The acquisitions occurred in Illinois, New Jersey and Texas, and were funded with cash and debt.


3.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                              December  31,        December 31,
(In thousands)                                        2001                2000

Goodwill                                  $        125,121     $       121,018
Non-compete agreements                              12,426              12,262
Other intangible                                       573                   -
Debt issuance costs                                  1,329               2,179
                                          --------------------------------------
                                                   139,449             135,459
Less accumulated amortization                       37,176              32,601
                                          --------------------------------------

Intangible assets, net                    $        102,273     $       102,858
                                          ======================================


4.   LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                 December 31,        December 31,
(In thousands)                                                          2001                2000

Revolving Credit Facility                                   $         21,590     $        35,100
Acquisition Revolving Credit Facility                                      -               1,797
Term Credit Facility                                                  37,000              28,495
Senior Subordinated Debt                                              19,850              30,000
Notes payable to former owners of acquired businesses
      with interest at various rates up to 10%, due at
      various dates through 2007                                       5,578               4,624
Other long-term financing at various rates, due at
       various dates through 2010                                      1,457               1,626
                                                            ----------------------------------------
                                                                      85,475             101,642
Less current maturities                                                7,607              10,990
                                                            ----------------------------------------

                                                            $         77,868     $        90,652
                                                            ========================================

Revolving Credit Facility: On March 29, 2001, the Company entered into a new $100.0 million senior secured credit facility with a syndicate of banks. The new senior secured credit facility consists of $40.0 million term credit facility and a $60.0 million revolving credit facility. The revolving credit facility is limited to the lesser of (1) $60 million less letter of credit obligations, or
(2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory less letter of credit obligations and a reserve for three months facility rent. Principal is due on June 30, 2006. Interest rates and payment dates are variable based upon interest rate and term options selected by management. Interest rates at December 31, 2001 on outstanding revolving credit borrowings varied from 4.17% to 5.00%. Revolving credit borrowings are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, which in 2001 was 2.25% over LIBOR or 0.25% over prime in the case of Floating Rate Advances. For a period of six months after the close of the transaction, the interest rate was fixed at LIBOR plus 3.00%. The Company is charged an annual administrative fee of $35,000, and an annual commitment fee, payable monthly, that ranges between 0.375% and 0.5% of the unused portion of the revolving line of credit. At December 31, 2001, the Company had $25.0 million of available borrowings under its revolving credit facility.

Term Credit Facility: The term loan, which expires on June 30, 2006, requires quarterly principal payments that began on June 30, 2001. Quarterly principal payments in 2001 were $1.0 million and increase in amount each year over the remaining term of the loan. Interest rates and payment dates are variable based upon interest rate and term options selected by management. Interest rates at December 31, 2001 were at 4.84% on outstanding term borrowings. Term borrowings are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, of 2.25% over LIBOR. To convert the Company's new senior term credit facility from a floating to a fixed interest rate obligation, the Company entered into interest rate swap agreements in March 2001 with notional amounts of $40.0 million. The notional amounts under the swap agreements are reduced according to the senior term credit facility's amortization schedule. The weighted average fixed interest rate under these agreements is 5.43%. In order to maintain effectiveness, the quarterly settlement terms of the swap agreements are established to match the interest payments on the term credit facility. The decrease in the fair value of the interest rate swap from the date of inception was $1.1 million, which was recorded in the Accumulated Comprehensive Loss section of the Shareholders' Equity.

Combined Facilities: Substantially all of the Company's assets serve as collateral for the revolving credit facility and term credit facility. These credit agreements contain various quarterly and annual covenants pertaining to, among other things, achieving a minimum fixed charge coverage ratio, a maximum leverage ratio, a maximum senior debt leverage ratio, a minimum interest expense coverage ratio and a minimum consolidated net worth level. The covenants also limit purchases and sales of assets and restrict payment of dividends. If any default as described in the credit facilities occurs with respect to the Company, the obligations of the lenders to make additional loans automatically terminates and the outstanding obligations become immediately due and payable.

As of December 31, 2001 and 2000, the Company was in compliance with its covenants.

Senior Subordinated Debt: Concurrent with funding the senior secured credit facility, the Company repaid its $30.0 million senior subordinated term credit facility and entered into a new $20.0 million senior subordinated term credit facility with LDI. All outstanding principal is due on March 29, 2007, and interest is paid quarterly at a rate of 12.0% per annum.

Early Extinquishment of Debt: An extraordinary loss on the early extinguishment of debt of $0.5 million, net of $0.3 million in income tax benefit, resulted from the write-off of the unamortized debt issuance costs related to the early extinguishment of our senior secured and senior subordinated credit facilities in March 2001.

Prior Credit Facilities: Prior to March 29, 2001, the Company had a revolving credit facility with a syndicate of banks, limited to the lesser of (1) $60 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory plus $7.5 million less letter of credit obligations and a reserve for three months facility rent. Interest rates and payment dates were variable based upon interest rate and term options selected by management. Interest rates at December 31, 2000 on outstanding revolving credit borrowings varied from 8.91% to 10.25%. Revolving credit borrowings were subject to interest rates, which fluctuated based on the Company's Leverage Ratio, as defined in the Credit Facility, which in 2000 was 2.25% over LIBOR or 0.75% over prime in the case of Floating Rate Advances. Effective January 1, 2001, the interest rates were 2.00% over LIBOR or 0.50% over prime based upon the Company's Leverage Ratio as of September 30, 2000. The Company was charged an annual administrative fee of $50,000, and an annual commitment fee, payable monthly, that ranged between 0.2% and 0.5% of the unused portion of the revolving line of credit. At December 31, 2000, the Company had $24.9 million of available borrowings under its revolving credit facility.

The Company also had a revolving credit facility with a syndicate of banks to finance future business acquisitions. Interest rates and payments were based upon one of two options selected by management: LIBOR plus 3.0% or an alternative base rate that was prime plus 1%. The Company was charged a commitment fee of 0.5% on the average daily unused portion of the facility, due quarterly. This facility was cancelled on March 29, 2001.

The Company also had a term credit facility that required quarterly principal payments beginning on March 31, 1999. Quarterly principal payments in 2000 were $1.5 million. Interest rates and payment dates were variable based upon interest rate and term options selected by management. Interest rates at December 31, 2000 were at 8.98% on outstanding term borrowings. Term borrowings were subject to interest rates, which fluctuated based on the Company's Leverage Ratio, as defined in the Credit Facility, of 2.25% over LIBOR. Effective January 1, 2001, the interest rate was 2.00% over LIBOR based upon the Company's Leverage Ratio as of September 30, 2000. This facility was refinanced on March 29, 2001.

The aggregate principal payments for the next five years subsequent to December 31, 2001 are as follows:

(In thousands)

2002                                                                   7,607
2003                                                                   7,449
2004                                                                   9,312
2005                                                                  10,966
2006                                                                  29,102
Thereafter                                                            21,039
                                                              ---------------
                                                              $       85,475
                                                              ===============

The carrying amounts of certain financial instruments such as cash, accounts receivable, accounts payable, and long-term debt approximate their fair values. The fair value of long-term debt is estimated using discounted cash flows and the Company's current incremental borrowing rates for similar types of arrangements.

5.   EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan ("Plan"), which covers substantially all employees who have met certain requirements as to date of service. The Company currently contributes on a graduated scale up to 25% of each $1.00 contributed by employees up to 6% of their annual compensation. Effective January 1, 2002, the Company doubled the graduated scale up to 50% of each $1.00 contributed by employees up to 6% of their annual compensation. Company contributions charged to operations under the Plan were approximately $316,000, $279,000, and $213,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company may contribute to the Plan, at the discretion of the Board of Directors, an additional amount up to 4% of employees' annual compensation. In 2001, a discretionary contribution of 2% of employees' annual compensation was awarded in the amount of $895,000; no discretionary contribution was made in 2000.

6.   STOCK OPTIONS

The Company has a stock option plan that was amended on April 29, 1999, under which officers, key employees, and directors may be granted options to purchase stock. The amendments included increasing the number of shares of common stock reserved for issuance under the plan from 600,000 to 750,000 and changing the method for determining the exercise price of the options on the date of grant. All options granted under this plan have been granted at a price not less than the fair market value of the Company's common stock on the date of grant and have a maximum life of ten years from the date of the grant. Certain stock options granted in 2001, 2000, and 1999 were also fully vested at the date of issue, while others vest over periods ranging from one to four years.

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

                                                                              Year                Year              Year
                                                                             Ended               Ended             Ended
                                                                       December 31,        December 31,      December 31,
(In thousands, except per share data)                                         2001                2000              1999
Net income before extraordinary loss
      As reported                                                    $       6,703     $         3,727    $        3,711
      Pro forma                                                      $       6,538     $         3,135    $        3,201

Extraordinary loss on early extinguishment of debt, net
      As reported                                                    $         495     $             -    $            -
      Pro forma                                                      $         495     $             -    $            -

Net income
      As reported                                                    $       6,208     $         3,727    $        3,711
      Pro forma                                                      $       6,043     $         3,135    $        3,201

Net income per share before extraordinary loss
      As reported, Basic                                             $        0.88     $          0.49    $         0.49
      As reported, Diluted                                           $        0.88     $          0.49    $         0.49

      Pro forma, Basic                                               $        0.86     $          0.42    $         0.42
      Pro forma, Diluted                                             $        0.86     $          0.42    $         0.42

Extraordinary loss on early extinguishment of debt, net
      As reported                                                    $        0.07     $             -    $            -
      Pro forma                                                      $        0.07     $             -    $            -

Net income per share
      As reported, Basic                                             $        0.81     $          0.49    $         0.49
      As reported, Diluted                                           $        0.81     $          0.49    $         0.49

      Pro forma, Basic                                               $        0.79     $          0.42    $         0.42
      Pro forma, Diluted                                             $        0.79     $          0.42    $         0.42


The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2001, 2000, and 1999 respectively: risk free interest rate of 5.0%, 6.4%, and 5.6%; no dividend yield; expected option lives of nine years; and stock price volatility of 42.9%, 48.5%, and 50.4%.

                                              December 31,                 December 31,                 December 31,
                                                  2001                         2000                         1999
                                                  ----                         ----                         ----
                                                        Weighted-                     Weighted-                    Weighted-
                                                         Average                       Average                      Average
                                                        Exercise                      Exercise                     Exercise
                                          Options        Price        Options          Price       Options          Price

Outstanding-beginning of year             612,334   $        8.13      524,034   $        8.35      426,490   $        8.89
Granted                                    15,936   $        7.74       92,200   $        7.28      100,024   $        6.03
Exercised                                   1,000   $        6.59            -   $           -            -   $           -
Forfeited                                  34,090   $        7.87        3,900   $        8.50        2,480   $        8.96
                                       --------------------------------------------------------------------------------------
Outstanding-end of year                   593,180   $        8.14      612,334   $        8.13      524,034   $        8.35
                                       ======================================================================================

Exercisable-end of year                   578,780   $        8.06      563,534   $        8.06      363,034   $        8.61
                                       ======================================================================================

                                                               Exercise Price Range
                                           --------------------------------------------------------------

                                              $5.34-$8.25         $10.25-$11.55             Total
                                           -------------------  -------------------  --------------------
Options outstanding                                  396,060              197,120               593,180
Weighted average exercise price            $            6.80    $           10.83    $             8.14
Average remaining contractual life                 7.5 years            4.5 years             6.6 years
Options exercisable                                  396,060              182,720               578,780
Weighted average exercise price            $            6.80    $           10.81    $             8.06

The weighted-average fair value of options granted during the years ended December 31, 2001, 2000, and 1999 were $4.66, $4.75, and $3.84, per option, respectively, where the exercise price of the options equaled the market price on the date of grant. Certain options were granted during 2000 and 1999 where the exercise price of the options exceeded the market value of the stock on the date of grant. The weighted-average fair value of these options was $4.61 and $3.67 per option at December 31, 2000 and 1999, respectively. The remaining contractual life of options outstanding at December 31, 2001 is 6.6 years.

7.   INCOME TAXES

The provision for federal and state income taxes consisted of the following:

                                  Year                Year                Year
                                 Ended               Ended               Ended
                           December 31,        December 31,        December 31,
(In thousands)                    2001                2000                1999

Current:
      Federal          $         5,562     $         3,202     $         2,383
      State                      1,272                 817                 724
                      ----------------------------------------------------------
                                 6,834               4,019               3,107
                      ----------------------------------------------------------
Deferred:
      Federal                     (334)                193                 952
      State                        (55)                 29                 173
                      ----------------------------------------------------------
                                  (389)                222               1,125
                      ----------------------------------------------------------
                       $         6,445     $         4,241     $         4,232
                      ==========================================================

The total provision for federal and state income taxes consisted of the following:

                                                                               Year                Year                 Year
                                                                              Ended               Ended                Ended
                                                                        December 31,        December 31,         December 31,
(In thousands)                                                                 2001                2000                 1999

      Provision / (Benefit) from continuing operations              $         6,445      $        4,241       $        4,232
      Provision / (Benefit) from extraordinary charge                          (324)                  -                    -
                                                                    ------------------------------------------------------------
                                                                    $         6,121      $        4,241       $        4,232
                                                                    ------------------------------------------------------------


The reconciliation of income taxes computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                            Year                 Year                 Year
                                                           Ended                Ended                Ended
                                                     December 31,         December 31,         December 31,
                                                            2001                 2000                 1999
      Federal statutory tax rate                           34.0%                34.0%                34.0%
      State tax provision                                   7.0%                 7.0%                 7.5%
      Nondeductible intangible amortization                 6.3%                 8.4%                 8.4%
      Other                                                 1.7%                 3.8%                 3.4%
                                                 -------------------------------------------------------------
Effective tax rate                                         49.0%                53.2%                53.3%
                                                 =============================================================

Significant components of the Company's deferred tax assets as of December 31, 2001, and 2000 are as follows:

                                               December 31,        December 31,
(In thousands)                                        2001                2000

Deferred tax assets:
      Depreciation                        $          1,038    $            553
      Amortization of intangibles                      634               1,167
      Allowances                                     1,264                 856
      Inventory                                      1,398               1,065
      Accrued expenses and other                     1,383               1,688
                                          --------------------------------------
                                          $          5,717    $          5,329
                                          ======================================

8.   COMMITMENTS AND CONTINGENCIES

FinishMaster occupies facilities and uses equipment and vehicles under operating lease agreements requiring annual rental payments approximating the following amounts for the five years subsequent to December 31, 2001:

(In thousands)

2002                                                            $        7,928
2003                                                                     6,621
2004                                                                     4,577
2005                                                                     2,928
2006                                                                     1,295
Thereafter                                                                 670
                                                                ---------------
                                                                $       24,019
                                                                ===============

Rent expense charged to operations, including short-term leases, totaled approximately $8.5 million, $8.4 million, and $8.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company is dependent on four main suppliers for the purchases of the paint and related supplies that it distributes. A loss of one of the suppliers or a disruption in the supply of the products provided could have a material adverse effect on the Company's operating results. The suppliers also provide purchase discounts, prompt payment discounts, extended payment terms, and other incentive programs to the Company. To the extent these programs are changed or terminated, there could be a material adverse impact to the Company.

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

                                                                               Three Months ended
                                                   ----------------------------------------------------------------------------
                                                        March 31,          June 30,        September 30,         December 31,
(In thousands,  except per share data)                      2001              2001                 2001                 2001
                                                   ----------------  ----------------   ------------------  -------------------
Net sales                                          $      83,235     $      86,241      $       83,706      $         80,286
Gross margin                                              30,353            31,660              31,531                30,639
Income from operations                                     4,795             5,911               5,617                 5,372
Income before income taxes                                 2,487             3,936               3,208                 3,517
Net income before extraordinary loss                       1,334             1,982               1,619                 1,768
Net income                                         $         839     $       1,982      $        1,619      $          1,768
Net income before extraordinary loss - Diluted     $        0.18     $        0.26      $         0.21      $           0.23
Extraordinary loss, net of tax - Diluted                    0.07                 -                   -                     -
                                                      -------------     -------------      ---------------     ----------------
Net income per share - Diluted                     $        0.11     $        0.26      $         0.21      $           0.23


                                                                               Three Months ended
                                                   ----------------------------------------------------------------------------
                                                        March 31,          June 30,        September 30,         December 31,
(In thousands,  except per share data)                      2000              2000                 2000                 2000
                                                   ----------------  ----------------   ------------------  -------------------

Net sales                                          $      84,670     $      87,343      $       85,600      $         79,600
Gross margin                                              29,933            31,359              31,391                30,312
Income from operations                                     4,643             5,457               4,980                 4,492
Income before income taxes                                 1,755             2,407               2,012                 1,794
Net income                                         $         904     $       1,061      $          957      $            805
Net income per share - Diluted                     $        0.12     $        0.14      $         0.13      $           0.10

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

The following table sets forth the computation of basic and diluted net income per share:

                                                                                   Year               Year                Year
                                                                                  Ended              Ended               Ended
                                                                           December 31,       December 31,        December 31,
(In thousands, except per share data)                                              2001               2000                1999
Numerator:
      Net income before extraordinary loss                              $         6,703     $        3,727      $        3,711
      Extraordinary loss on early extinguishment of debt, net of tax
        benefit of $324                                                             495                  -                   -
                                                                        ----------------------------------------------------------
      Net income                                                        $         6,208     $        3,727      $        3,711
                                                                        ----------------------------------------------------------
Denominator:
      Basic-weighted average shares                                               7,638              7,540               7,536
      Effect of dilutive stock options                                               10                 11                   9
                                                                        ----------------------------------------------------------
      Diluted-weighted average shares                                             7,648              7,551               7,545
                                                                        ----------------------------------------------------------
Net income per share - Basic and Diluted
       Net income before extraordinary loss                             $          0.88     $         0.49      $         0.49
       Extraordinary loss, net of tax benefit                                      0.07                  -                   -
                                                                        ----------------------------------------------------------
Basic net income per share                                              $          0.81     $         0.49      $         0.49
                                                                        ==========================================================
Diluted net income per share                                            $          0.81     $         0.49      $         0.49
                                                                        ==========================================================

For all years presented, antidilutive stock options were excluded in the determination of dilutive earnings per share.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2001.


ITEM 11 - EXECUTIVE COMPENSATION

Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2001.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2001.


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

Date    March 28, 2002                        FINISHMASTER, INC.

                                              By: /s/  Robert R. Millard
                                                 -----------------------
                                                     Robert R. Millard

                                              Senior Vice President, Finance
                                              And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                Date                 Title
--------------------------------------------------------------------------------
(1)   Principal Executive Officer

/s/ Andre B. Lacy
-----------------
Andre B. Lacy                    March 28, 2002        Chairman of the Board and
                                                       Chief Executive Officer
(2)      Principal Financial
       and Accounting Officer:

/s/ Robert R. Millard
---------------------
Robert R. Millard                March 28, 2002        Senior Vice President,
                                                       Finance and Chief
                                                       Financial Officer
(3)    A Majority of the
       Board of Directors:

/s/ Andre B. Lacy
-----------------
Andre B.  Lacy                   March 28, 2002        Director

/s/ Thomas U. Young
-------------------
Thomas U.  Young                 March 28, 2002        Director

/s/ David N. Shane
------------------
David Shane                      March 28, 2002        Director

/s/ Margot L. Eccles
--------------------
Margot L.  Eccles                March 28, 2002        Director

/s/ Wes N. Dearbaugh
--------------------
Wes N. Dearbaugh                 March 28, 2002        Director

/s/ Peter L. Frechette
----------------------
Peter L.  Frechette              March 28, 2002        Director

/s/ David W. Knall
------------------
David W. Knall                   March 28, 2002        Director

/s/ Michael L. Smith
--------------------
Michael L.  Smith                March 28, 2002        Director

/s/ Walter S. Wiseman
---------------------
Walter S.  Wiseman               March 28, 2002        Director

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

     2.2 Agreement and Plan of Merger, dated February 16, 1998, by and among FinishMaster, Inc., LDI AutoPaints, Inc. and Lacy Distribution, Inc. (previously filed with Form 10-K dated March 31, 1998)

     3.1 Articles of Incorporation of FinishMaster, Inc., an Indiana corporation, as amended June 30, 1998 (previously filed with Form 10-Q dated August 14, 1998)

     3.2* Amended and Restated Code of Bylaws of FinishMaster, Inc., an Indiana corporation

    10.1       FinishMaster,  Inc. Stock Option Plan (Amended and Restated as of
               April  29,  1999)  (previously  filed  with  Registrant's   proxy
               statement on Schedule 14/A dated April 9, 1999)

    10.2       FinishMaster,   Inc.  Deferred  Compensation  Plan  dated  as  of
               November 1, 2000 (previously filed with form 10-K dated March 29,
               2001)

    21*        Subsidiaries of the Registrant

    23*        Consent of Independent Accountants

    99(a) Credit Agreement, dated as of March 29, 2001, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and National City Bank of Indiana, as Agent (previously filed with Form 10-Q dated May 14, 2001)

    99(b)* First Amendment to Credit Agreement dated as of December 14, 2001 among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as lenders and National City Bank of Indiana, as agent

    99(c) Subordinated Note Agreement, dated as of March 29, 2001, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 10-Q dated May 14, 2001)

    *filed herein

         Schedule II - Valuation and Qualifying Accounts (In thousands)

                                                               Charged                       Balance
                                               Balance at      to Costs                      at End
                                               Beginning         and                           of
Description                                    of Period       Expenses   Deductions         Period
-----------------------------------------------------------------------------------------------------
Year ended December 31, 2001:
     Allowance for doubtful accounts           $   1,337      $    723    $     626 (A)    $   1,434

Year ended December 31, 2000:
     Allowance for doubtful accounts           $   1,419      $  1,011    $   1,093 (A)    $   1,337

Year ended December 31, 1999:
     Allowance for doubtful accounts           $   1,680      $    433    $     694 (A)    $   1,419


(A)  Represents uncollectible accounts written off, less recoveries.