Form 10-Q
period 2002-03-31
FINISHMASTER INC
filed 2002-05-14
CIK 917321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 2002

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

On April 30, 2002, there were 7,648,363 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002


                                TABLE OF CONTENTS

                                                                            PAGE

Part I.  Financial Information                                                 3

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets (unaudited)                        3

      Condensed Consolidated Statements of Operations (unaudited)              4

      Condensed Consolidated Statements of Cash Flows (unaudited)              5

      Condensed Consolidated Statements of Shareholders' Equity (unaudited)    6

      Notes to Condensed Consolidated Financial Statements (unaudited)         7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             11

Part II.  Other Information                                                   15

   Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                    16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               FINISHMASTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                 March 31,            December 31,
                                                                   2002                  2001(1)
                                                              --------------        ---------------
ASSETS                                                          (unaudited)
Current Assets
     Cash                                                     $        2,982        $         2,977
     Accounts receivable, net of allowance for doubtful
        accounts of $1,542 and $1,434, respectively                   31,122                 28,401
     Inventory                                                        48,868                 50,096
     Refundable income taxes                                               -                    543
     Deferred income taxes                                             4,062                  3,947
     Prepaid expenses and other current assets                         2,522                  3,627
                                                              --------------        ---------------
       Total Current Assets                                           89,556                 89,591

Property and Equipment, net                                            7,584                  7,831

Other Assets
     Intangible assets, net                                          102,100                102,273
     Deferred income taxes                                             1,387                  1,770
     Other                                                             1,018                    571
                                                              --------------        ---------------
                                                                     104,505                104,614
                                                              --------------        ---------------
                                                              $      201,645        $       202,036
                                                              ==============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                         $       32,478        $        37,383
     Amounts due to LDI                                                  869                    812
     Accrued compensation and benefits                                 5,731                  8,578
     Accrued expenses and other current liabilities                    3,538                  2,124
     Current maturities of long-term debt                              7,504                  7,607
                                                              --------------        ---------------
       Total Current Liabilities                                      50,120                 56,504

Long-Term Debt, less current maturities                               80,693                 77,868
Other Long-Term Liabilities                                            4,703                  5,129

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
        authorized; no shares issued or outstanding                        -                      -
     Common stock, $1 stated value, 25,000,000
        shares authorized; 7,648,363 and 7,638,863
        shares issued and outstanding                                  7,648                  7,638
     Additional paid-in capital                                       28,009                 27,936
     Other comprehensive income (loss)                                  (759)                (1,146)
     Retained earnings                                                31,231                 28,107
                                                              --------------        ---------------
                                                                      66,129                 62,535
                                                              --------------        ---------------
                                                              $      201,645        $       202,036
                                                              ==============        ===============

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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                              -------------------------------------
                                                                   2002                   2001
                                                              --------------        ---------------
Net Sales                                                     $       84,131        $        82,896

Cost of Sales                                                         52,850                 52,882
                                                              --------------        ---------------

Gross Margin                                                          31,281                 30,014
                                                              --------------        ---------------

Expenses
     Operating                                                        12,835                 13,339
     Selling, general and administrative                              11,057                 10,532
     Amortization of intangible assets                                   307                  1,348
                                                              --------------        ---------------
                                                                      24,199                 25,219
                                                              --------------        ---------------

Income from Operations                                                 7,082                  4,795

Interest Expense, net                                                  1,775                  2,308
                                                              --------------        ---------------


Income Before Income Taxes and Extraordinary Loss                      5,307                  2,487
Income Tax Expense                                                     2,183                  1,153
                                                              --------------        ---------------

Net Income Before Extraordinary Loss                                   3,124                  1,334
Extraordinary Loss on Early Extinguishments of Debt, net
   of Income Tax Benefit of $324                                           -                    495
                                                              --------------        ---------------

Net Income                                                    $        3,124        $           839
                                                              ==============        ===============


Net Income per Share - Basic
     Net Income before extraordinary loss                     $         0.41        $          0.18
     Extraordinary loss, net of income taxes                               -                   0.07
                                                              --------------        ---------------
     Net income                                               $         0.41        $          0.11
                                                              ==============        ===============

Net Income per Share - Diluted
     Net Income before extraordinary loss                     $         0.40        $          0.18
     Extraordinary loss, net of income taxes                               -                   0.07
                                                              --------------        ---------------
     Net income                                               $         0.40        $          0.11
                                                              ==============        ===============


Weighted Average Shares Outstanding - Basic                            7,648                  7,541
                                                              ==============        ===============
Weighted Average Shares Outstanding - Diluted                          7,762                  7,556
                                                              ==============        ===============




The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                              -------------------------------------
Operating Activities                                                2002                   2001
                                                              --------------        ---------------
 Net income                                                   $        3,124        $           839
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                     1,289                  3,443
     Changes in operating assets and liabilities
         (excluding the impact of acquisition):
              Accounts receivable, net                                (2,663)                (1,076)
              Inventories                                              1,352                  6,217
              Prepaid expenses and other assets                        1,118                  1,050
              Accounts payable and other liabilities                  (6,445)                 4,544
                                                              --------------        ---------------
Net Cash Provided (Used) by Operating Activities                      (2,225)                15,017

Investing Activities
  Business acquisitions and payments under earn-out
     provisions of prior acquisition agreements                         (200)                   (30)
  Purchases of property and equipment                                   (346)                  (215)
                                                              --------------        ---------------
Net Cash Used in Investing Activities                                   (546)                  (245)

Financing Activities
  Debt issuance costs                                                      -                 (1,138)
  Proceeds from debt                                                  28,993                 86,574
  Repayment of debt                                                  (26,217)               (92,763)
                                                              --------------        ---------------
Net Cash Provided by (Used In) Financing Activities                    2,776                 (7,327)
                                                              --------------        ---------------

Increase in Cash                                                           5                  7,445
Cash at Beginning of Period                                            2,977                  1,513
                                                              --------------        ---------------
Cash at End of Period                                         $        2,982        $         8,958
                                                              ==============        ===============



The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS
OF SHAREHOLDERS' EQUITY
FinishMaster, Inc.

                                                                                               Accumulated
                                               Common           Paid-in          Retained     Comprehensive
(In thousands)                                  Stock           Capital          Earnings         Loss               Totals
                                            -------------    ---------------   -------------   -------------    --------------

Balances at December 31, 1998               $       7,536    $        27,351   $      14,461   $           -    $       49,348
Stock grants issued                                     2                  8               -               -                10
Net income for the year                                 -                  -           3,711               -             3,711
                                            -------------    ---------------   -------------   -------------    --------------

Balances at December 31, 1999               $       7,538    $        27,359   $      18,172   $           -    $       53,069
Stock grants issued                                     2                  8               -               -                10
Net income for the year                                 -                  -           3,727               -             3,727
                                            -------------    ---------------   -------------   -------------    --------------

Balances at December 31, 2000               $       7,540    $        27,367   $      21,899   $           -    $       56,806
Comprehensive income (loss):
  Net income for the year                               -                  -           6,208               -             6,208
  Other comprehensive income (loss):
     Interest rate swap                                 -                  -               -          (1,146)           (1,146)
                                                                                                                --------------
Total comprehensive income (loss)                                                                               $        5,062
Stock grants issued and options exercised              98                569               -               -               667
                                            -------------    ---------------   -------------   -------------    --------------

Balances at December 31, 2001               $       7,638    $        27,936   $      28,107   $      (1,146)   $       62,535
Comprehensive income (loss):
  Net income for the quarter                            -                  -           3,124               -             3,124
  Other comprehensive income (loss):
     Interest rate swap                                 -                  -               -             387               387
Total comprehensive income (loss)
Stock grants issued and options exercised              10                 73               -               -                83
                                            -------------    ---------------   -------------   -------------    --------------

Balances at March 31, 2002                  $       7,648    $        28,009   $      31,231   $       (759)    $       66,129
                                            =============    ===============   =============   =============    ==============




The accompanying notes are an integral part of the condensed consolidated financial statements.

FINISHMASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

Basis of Presentation: The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our 2001 Annual Report on Form 10-K.

Nature of Business: FinishMaster, Inc. ("FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of March 31, 2002, we operated 159 sales outlets and three major distribution centers in 23 states and were organized into six major geographical regions - East, Midwest, Upper Midwest, West, South and Southeast. We aggregate these six geographical regions into a single reportable segment. We have approximately 15,000 customer charge accounts to which we provide a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to our own FinishMaster PrivateBrand refinishing accessory products. We are highly dependent on the key suppliers outlined above, which account for approximately 85% of our purchases.

Principles of Consolidation: Our consolidated financial statements include the accounts of FinishMaster and its wholly owned subsidiaries from the dates of their respective acquisition. All significant inter-company accounts and transactions have been eliminated. References to FinishMaster throughout this report relate to the consolidated entity.

Majority Shareholder: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, is a wholly owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, and is our majority shareholder with 5,587,516 shares of common stock, representing 73.1% of the outstanding shares at March 31, 2002. LDI and Distribution are collectively referred to herein as "LDI."

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

Derivative Instruments and Hedging Activities: We utilize derivative financial instruments, principally interest rate swaps, to reduce our exposure to fluctuations in interest rates. These instruments are recorded on the balance sheet at their fair value. Changes in the fair value of interest rate swap are recorded each period in the Accumulated Comprehensive Loss section of Shareholders' Equity.

Shipping and Handling Fees and Costs: We include the cost of delivering products to our customers in the operating expense section of the consolidated statements of operations. Total delivery costs primarily include wages, benefits, vehicle costs, and freight. The total delivery costs incurred for the first quarter ended March 31, 2002 and 2001, are estimated at $4,195,000, and $4,325,000, respectively.

Reclassification: Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.   ACQUISITIONS

During the first quarter of 2002, we completed one acquisition, Innovative Refinish Supply, Inc., in Phoenix, Arizona. The acquisition was completed on March 29, 2002, and was funded with cash and debt.

On May 7, 2001, we acquired the assets of Badger Paint Plus, Inc., a Wisconsin corporation, Badger Paint Plus of the Twin Cities, Inc., Badger Paint Plus of Duluth, Inc., Badger Paint Plus of St. Cloud, Inc., Lakeland Sales, Inc., each a Minnesota corporation, and Badger Paint Plus of Chicago, Inc., an Illinois corporation (collectively "Badger"). Badger, like FinishMaster, was an aftermarket distributor of automotive paints, coatings, and paint-related accessories. The purchase price, including related acquisition costs, was $7.4 million and included the issuance of 93,999 shares of our common stock. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values on the date of the acquisition. Finite life goodwill, consisting of a customer list and non-compete agreement, is being amortized over their estimated useful lives. Operating results of Badger have been included in our consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)                Three Months Ended March 31,
                                                 -----------------------------------
                                                       2002                2001
                                                 -------------        --------------
Numerator:
  Net income before extraordinary loss           $       3,124        $        1,334
  Extraordinary loss on early extinguishments
    of debt, net of income tax benefit of $324               -                   495
                                                 -------------        --------------
  Net income                                     $       3,124        $          839
                                                 =============        ==============
Denominator:
  Basic-weighted average shares                          7,648                 7,541
  Effect of dilutive stock options                         114                    15
                                                 -------------        --------------
  Diluted-weighted average shares                        7,762                 7,556
                                                 =============        ==============

Net income per share - basic
  Net income before extraordinary loss           $        0.41        $         0.18
  Extraordinary loss, net of income taxes                    -                  0.07
                                                 -------------        --------------
  Net income                                     $        0.41        $         0.11
                                                 =============        ==============

Net income per share - diluted
  Net income before extraordinary loss           $        0.40        $         0.18
  Extraordinary loss, net of income taxes                    -                  0.07
                                                 -------------        --------------
  Net income                                     $        0.40        $         0.11
                                                 =============        ==============

4.   COMMITMENTS AND CONTINGENCIES

We are dependent on four main suppliers for the purchases of the paint and related supplies that we distribute. A loss of one of these suppliers or a disruption in the supply of their products could have a material adverse effect on our operating results. These suppliers also provide purchase discounts, prompt payment discounts, extended terms, and other incentive programs to us. To the extent these programs are changed or terminated, there could be a material adverse impact on our results of operations or cash flows.

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

5.   EARLY EXTINGUISHMENT OF DEBT

On March 29, 2001, we entered into a new senior secured credit facility with a syndicate of banks and a new senior subordinated term credit facility with LDI. The use of the proceeds from these facilities was used to repay our existing senior secured and senior subordinated credit facilities prior to their original expiration dates. An extraordinary loss on the early extinguishment of debt of $0.5 million, net of $0.3 million in income tax benefit, resulted from the write-off of the unamortized debt issuance costs related to these expired facilities.

6.   LONG-TERM DEBT

On March 29, 2001, we entered into a new $100.0 million senior secured credit facility with a syndicate of banks and a new $20.0 million senior subordinated term credit facility with LDI. The new senior secured credit facility consisted of a $40.0 million term credit facility and a $60.0 million revolving credit facility. The term credit facility, which expires on June 30, 2006, requires quarterly principal payments that increase in amount over the term of the loan. Quarterly principal payments began on June 30, 2001, and are $1.5 million per quarter in 2002. The revolving credit facility is limited to the lesser of (1) $60.0 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory less letter of credit obligations and a reserve for three months facility rent. Principal is due on June 30, 2006. Both the revolving credit and term facilities are subject to interest rates, which fluctuate based on our Leverage Ratio, as defined in the Credit Facility. During the first quarter of 2002, our interest rates were 2.25% over LIBOR or 0.25% over prime in the case of Floating Rate Advances.

To convert our new senior term credit facility from a floating to a fixed interest rate obligation, we entered into interest rate swap agreements with notional amounts of $40.0 million. The weighted average fixed interest rate under these agreements is 5.43%. In order to maintain effectiveness, the quarterly settlement terms of the swap agreements are established to match the interest payments on the term credit facility. The first quarter change in the fair value of the interest rate swap was $0.4 million and ($0.4) million for 2002 and 2001, respectively, which was recorded in the Accumulated Comprehensive Loss section of the Shareholders' Equity.

Concurrent with funding the senior secured credit facility, we repaid our $30.0 million senior subordinated term credit facility and entered into a new $20.0 million senior subordinated term credit facility with LDI. All outstanding principal is due on March 29, 2007, and interest is payable quarterly at a rate of 12.0% per annum.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these intangible assets be reviewed for impairment at least annually. Intangible assets with finite lives continue to be amortized over their estimated useful lives.

Effective January 1, 2002, we adopted SFAS No.142. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying cost. In accordance with SFAS No.142, we have six months from adoption to complete our initial impairment review. Based upon currently available information, we do not anticipate a material impact on our financial position or results of operations from our initial impairment review.

As required by SFAS No. 142, intangible assets with finite lives are amortized over their estimated useful lives. Included in intangible assets are non-compete agreements and customer lists.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 is provided below:

                      (in thousands, except per share data)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                      -----------------------------------
                                                                           2002                2001
                                                                      ---------------     ---------------
Reported net income before extraordinary loss                         $        3,124     $        1,334
Extraordinary loss on early extinguishments of debt, net
of income tax benefit $324                                                         -                495
                                                                      --------------     --------------

Reported net income                                                   $        3,124     $          839

Add-back goodwill and indefinite lived intangible asset
amortization, net of tax                                                           -                681
                                                                      --------------     --------------

Adjusted net income                                                   $        3,124     $        1,520
                                                                      ==============     ==============

Reported basic earnings per share before extraordinary loss           $         0.41     $         0.18
Extraordinary loss on early extinguishments of debt, net of tax                    -               0.07
                                                                      --------------     --------------
Reported basis earnings per share                                     $         0.41     $         0.11
Add-back goodwill and indefinite lived intangible asset
amortization, net of tax                                                           -               0.09
                                                                      --------------     --------------
Adjusted basic earnings per share                                     $         0.41     $         0.20
                                                                      ==============     ==============

Reported diluted earnings per share before extraordinary loss         $         0.40     $          .18
Extraordinary loss on early extinguishments of debt, net of tax                    -               0.07
                                                                      --------------     --------------
Reported diluted earnings per share                                   $         0.40     $         0.11
Add-back goodwill and indefinite lived intangible asset
amortization, net of tax                                                           -     $         0.09
                                                                      --------------     --------------
Adjusted diluted earnings per share                                   $         0.40     $         0.20
                                                                      ==============     ==============

Weighted Average Shares Outstanding - Basic                                    7,648              7,541
                                                                      ==============     ==============
Weighted Average Shares Outstanding - Diluted                                  7,762              7,556
                                                                      ==============     ==============


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                              Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                           2002            Change         2001

--------------------------------------------------------------------------------
Net sales                            $    84,131           1.5%     $     82,896
--------------------------------------------------------------------------------

Net sales for the first quarter increased $1.2 million, or 1.5%, due to a full quarter sales effect of prior year acquisitions, partially offset by a "same store" sales decline of approximately 1.8%. We continued to experience soft market conditions throughout most of our distribution network. Factors leading to this softening in demand included mild weather conditions; slower overall economic conditions; flat to declining number of vehicles being repaired; and continued productivity improvements in the use of automotive paint by our customers. Even though these industry dynamics are not expected to reverse in the near term, we continue to focus our efforts on increasing sales and gaining market share.

                                              Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                           2002            Change         2001

--------------------------------------------------------------------------------
Gross margin                         $      31,281         4.2%     $     30,014
Percentage of net sales                      37.2%                         36.2%
--------------------------------------------------------------------------------

Gross margin increased $1.3 million, or 4.2%. Higher net sales volume positively impacted margin by approximately $0.5 million. Gross margin as a percentage of net sales increased 100 basis points to 37.2%, positively impacting margin by $0.8 million. The improvement in margin as a percentage of net sales was primarily due to higher discounts and rebates earned under normal vendor programs. Throughout 2002, we do not anticipate being able to maintain our first quarter margin levels as a percentage of net sales due to less favorable purchasing opportunities from our vendors which reduced the level of inventory purchased in late 2001 by us prior to manufacturers' price increases.

                                              Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                           2002            Change         2001

--------------------------------------------------------------------------------
Operating expenses                   $      12,835        (3.8%)    $     13,339
Percentage of net sales                      15.3%                         16.1%
--------------------------------------------------------------------------------

Operating expenses consist of wages, facility, vehicle and related costs for our branch and distribution locations.

Operating expenses decreased $0.5 million, or 3.8%, as a result of lower wages, employee benefit costs, facility expenses and vehicle expenses. Partially offsetting these decreases were increased expenses associated with acquired operations in 2001. As a percentage of net sales, operating expenses decreased from 16.1% to 15.3%.

                                              Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                           2002            Change         2001

--------------------------------------------------------------------------------
Selling, general and
    administrative expenses          $      11,057         5.0%     $     10,532
Percentage of net sales                      13.1%                         12.7%
--------------------------------------------------------------------------------

Selling,   general  and  administrative   expenses  ("SG&A")  consist  of  costs
associated with our corporate support staff, and expenses for commissions, wages, and customer sales support activities.

SG&A expenses increased $0.5 million, or 5.0% due primarily to higher labor and employee benefit costs, expenses associated with acquired operations in 2001, and increased travel and entertainment expenses. Partially offsetting these increases was lower depreciation expense. As a percentage of net sales, SG&A expenses increased from 12.7% to 13.1%.

                                              Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                           2002            Change         2001

--------------------------------------------------------------------------------
Amortization of intangible
     Assets                          $         307       (77.2%)    $      1,348
Percentage of net sales                       0.4%                          1.6%
--------------------------------------------------------------------------------

Lower amortization expense of $1.0 million, or 77.2%, was due primarily to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and intangible assets with indefinite useful lives.

                                              Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                           2002            Change         2001

--------------------------------------------------------------------------------
Interest expense, net                $       1,775       (23.1%)    $      2,308
Percentage of net sales                       2.1%                          2.8%
--------------------------------------------------------------------------------

Interest expense decreased $0.5 million, or 23.1%, due primarily to the lower average outstanding borrowings and lower interest rates. Average outstanding borrowings were approximately $13.7 million lower in the first quarter of 2002 compared to the prior year period. Our effective interest rate was also lower in the current quarter by approximately 70 basis points.

                                              Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                           2002            Change         2001

--------------------------------------------------------------------------------
Income tax expense                   $       2,183        89.3%     $      1,153
Percentage of net sales                       2.6%                          1.4%
Effective tax rate                           41.1%                         46.4%
--------------------------------------------------------------------------------

Income tax expense increased $1.0 million, or 89.3%, as a result of higher income before income taxes. The adoption of SFAS No. 142 reduced our effective tax rate in the current year quarter due to the elimination of certain goodwill amortization, including non-deductible goodwill amortization. On a SFAS No. 142 comparable basis, the effective tax rate was 40.9% in the prior year period.

                                              Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                           2002            Change         2001

--------------------------------------------------------------------------------
Extraordinary loss, net              $           -         N/A      $        495
Percentage of net sales                       0.0%                          0.6%
--------------------------------------------------------------------------------

In 2001, an extraordinary loss on the early extinguishment of debt of $0.5 million, net of $0.3 million in income tax benefit, resulted from the write-off of the unamortized debt issuance costs related to the early extinguishment of our senior secured and senior subordinated credit facilities. See Note 5 within Condensed Financial Statements in Item 1.

                                              Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands, except per share data)    2002            Change         2001

--------------------------------------------------------------------------------
Net income                           $       3,124       272.4%     $        839
Percentage of net sales                       3.7%                          1.0%
Net income per share - Diluted       $        0.40                  $       0.11
--------------------------------------------------------------------------------

On a SFAS No. 142 comparable basis, net income in the prior year period was $1.5 million, or $0.20 per share after extraordinary item. See Note 7 within Condensed Financial Statements in Item 1. Factors contributing to the changes in net income and the related per share amounts are discussed in the detail above.

Seasonality and Quarterly Fluctuations

Our sales and operating results have varied from quarter to quarter due to various factors and we expect these fluctuations to continue. Among these factors are seasonal buying patterns of our customers and the timing of acquisitions. Historically, sales have slowed in the late fall and winter of each year largely due to inclement weather and the reduced number of business days during the holiday season. In addition, the timing of acquisitions may cause substantial fluctuations in operating results from quarter to quarter. We also take advantage of periodic special incentive programs available from our suppliers that extend the due date of inventory purchases beyond terms normally available with large volume purchases. The timing of these programs can contribute to fluctuations in our quarterly cash flows. Although we continue to investigate strategies to smooth the seasonal pattern of our quarterly results of operations, there can be no assurance that our net sales, results of operations and cash flows will not continue to display seasonal patterns.

Financial Condition, Liquidity and Capital Resources

(In thousands)                                    March 31,      December 31,
                                                    2002            2001
--------------------------------------------------------------------------------
Working capital                                  $     39,436   $      33,087
Long-term debt                                   $     88,197   $      85,475
--------------------------------------------------------------------------------

                                                  Three Months Ended March 31,
--------------------------------------------------------------------------------
(In thousands)                                       2002            2001
--------------------------------------------------------------------------------
Cash provided (used) by operating activities     $     (2,225)  $      15,017
Cash used in investing activities                $       (546)  $        (245)
Cash provided by (used in) financing activities  $      2,776   $      (7,327)
--------------------------------------------------------------------------------

Our primary sources of funds are from operations and borrowings under our credit facilities. Our principal uses of cash are to fund working capital, capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Operating activities in the first quarter of 2002 used $2.2 million of net cash compared with $15.0 million of net cash provided in the prior year period. This decrease was the result of a negative change in operating assets and liabilities, primarily inventories and accounts payable and other liabilities. Lower inventory purchases in late 2001 made prior to manufacturers' price increases compared to the same period in 2000 decreased the cash flows provided by inventories in the first quarter of 2002 compared to the prior year period. Differences in payment terms between years on the large year-end inventory purchases also impacted cash used by accounts payable and other liabilities in the comparable first quarter periods.

Net cash used in investing activities was $0.5 million in the first quarter of 2002, compared to $0.2 million in the prior year period due to increased expenditures for the purchase of fixed assets and acquisitions. One acquisition was completed during the current year period, while none were completed during the same time period in 2001. We estimate that capital expenditures for 2002, principally for information technology equipment, will approximate $1.5 million.

Proceeds from borrowings used primarily to support working capital provided $2.8 million of net cash from financing activities in the first quarter of 2002. In the prior year period, $7.3 million of net cash was used for the repayment of debt and for the debt issuance costs associated with the refinancing of our credit facilities.

Total capitalization at March 31, 2002, was $154.3 million, comprised of $88.2 million of debt and $66.1 million of equity. Debt as a percentage of total capitalization was 57.1% at March 31, 2002 compared to 57.7% at December 31, 2001.

At March 31, 2002, we had outstanding term credit and revolving credit facilities totaling $61.8 million and senior subordinated debt of $19.9 million. We were in compliance with the covenants underlying these credit facilities, and had estimated availability under our revolving credit facilities of $29.6 million as of April 30, 2002, based upon the March 31, 2002 borrowing base calculation.

Based on current and projected operating results and giving effect to total indebtedness, we believe that cash flow from operations and funds available from lenders and other creditors will provide adequate funds for ongoing operations, debt service and planned capital expenditures.

Forward-Looking Statements

This Report contains certain forward-looking statements pertaining to, among other things, our future results of operations, cash flow needs and liquidity, acquisitions, and other aspects of our business. We may make similar forward-looking statements from time to time. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business strategy or an inability to execute this strategy due to changes in our industry or the economy generally, difficulties associated with assimilating acquisitions, the emergence of new or growing competitors, seasonal and quarterly fluctuations, governmental regulations, the potential loss of key suppliers, and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the future developments described in the forward-looking statements contained in this Report will in fact occur.

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits, unless otherwise indicated, have been filed as exhibits to documents otherwise filed by the Registrant, and are hereby incorporated by reference.

Exhibit No.    Description of Document
-----------    -----------------------

     2.1 Agreement and Plan of Merger, dated as of October 14, 1997, by and among FinishMaster, Inc., FMST Acquisition Corporation and Thompson PBE, Inc. (incorporated by reference to Exhibit (c)(2) of Schedule 14D-1 previously filed by FMST Acquisition Corporation on October 21, 1997)

     2.2 Agreement and Plan of Merger, dated February 16, 1998, by and among FinishMaster, Inc., LDI AutoPaints, Inc. and Lacy Distribution, Inc. (previously filed with Form 10-K dated March 31, 1998)

     3.1 Articles of Incorporation of FinishMaster, Inc., an Indiana corporation, as amended June 30, 1998 (previously filed with Form 10-Q dated August 14, 1998)

     3.2 Amended and Restated Code of Bylaws of FinishMaster, Inc., an Indiana corporation (previously filed with Form 10-K dated March 28, 2002)

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

   *10.3 First Amendment to the FinishMaster, Inc. Deferred Compensation Plan dated as of January 1, 2002

    21 Subsidiaries of the Registrant (previously filed with Form 10-K dated March 28, 2002)

    99(a) Credit Agreement, dated as of March 29, 2001, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and National City Bank of Indiana, as Agent (previously filed with Form 10-Q dated May 14, 2001)

    99(b) First Amendment to Credit Agreement, dated as of December 14, 2001, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and National City Bank of Indiana, as Agent (previously filed with Form 10-K dated March 28, 2002)

    99(c) Subordinated Note Agreement, dated as of March 29, 2001, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 10-Q dated May 14, 2001)


(b) Reports on Form 8-K. There were no reports on Form 8-K filed in the quarter ended March 31, 2002.


  *filed herein

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 14, 2002             FINISHMASTER, INC.



                                 By: /s/ Wes N. Dearbaugh
                                 ------------------------

                                 Wes N. Dearbaugh
                                 President and Chief Operating Officer

                                 By: /s/ Robert R. Millard
                                 -------------------------

                                 Robert R. Millard
                                 Senior Vice President and
                                 Chief Financial Officer