Form 10-Q
period 2002-06-30
FINISHMASTER INC
filed 2002-08-14
CIK 917321

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

On July 1, 2002, there were 7,767,569 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002


                                TABLE OF CONTENTS

                                                                           PAGE

Part I.  Financial Information                                              3

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets                            3

           Condensed Consolidated Statements of Operations                  4

           Condensed Consolidated Statements of Cash Flows                  5

           Condensed Consolidated Statements of Shareholders' Equity        6

           Notes to Condensed Consolidated Financial Statements             7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11

Part II. Other Information                                                 16

  Item 6.  Exhibits and Reports on Form 8-K                                16

  Signatures                                                               17

PART I.  FINANCIAL INFORMATION

                               FINISHMASTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                          JUNE 30,        DECEMBER 31,
                                                            2002            2001 (1)
                                                          --------        ------------
ASSETS                                                   (unaudited)
CURRENT ASSETS
     Cash                                                 $   4,807       $   2,977
     Accounts receivable, net of allowance for doubtful
        accounts of $1,683 and $1,434 respectively           30,833          28,401
     Inventory                                               43,640          50,096
     Refundable income taxes                                   --               543
     Deferred income taxes                                    3,511           3,947
     Prepaid expenses and other current assets                2,276           3,627
                                                          ---------       ---------
          Total Current Assets                               85,067          89,591

PROPERTY AND EQUIPMENT, NET                                   7,105           7,831

OTHER ASSETS
     Intangible assets, net                                 101,812         102,273
     Deferred income taxes                                      896           1,770
     Other                                                      932             571
                                                          ---------       ---------
                                                            103,640         104,614
                                                          ---------       ---------
                                                          $ 195,812       $ 202,036
                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                     $  27,844       $  37,383
     Amounts due LDI                                            725             812
     Accrued compensation and benefits                        6,646           8,578
     Accrued expenses and other current liabilities           3,213           2,124
     Current maturities on long-term debt                     7,477           7,607
                                                          ---------       ---------
          Total Current Liabilities                          45,905          56,504

LONG-TERM DEBT, LESS CURRENT MATURITIES                      74,455          77,868

OTHER LONG-TERM LIABILITIES                                   5,420           5,129

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
        authorized; no shares issued or outstanding            --              --
     Common stock, $1 stated value, 25,000,000
        shares authorized; 7,767,569 and 7,638,863
        shares issued and outstanding                         7,768           7,638
     Additional paid-in capital                              28,788          27,936
     Accumulated comprehensive loss                          (1,419)         (1,146)
     Retained earnings                                       34,895          28,107
                                                          ---------       ---------
                                                             70,032          62,535
                                                          ---------       ---------
                                                          $ 195,812       $ 202,036
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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,                 JUNE 30,
                                                       ---------------------   ---------------------
                                                          2002        2001       2002         2001
                                                       ---------   ---------   ---------   ---------
NET SALES                                              $  87,690   $  85,898   $ 171,821   $ 168,794
COST OF SALES                                             55,451      54,581     108,301     107,463
                                                       ---------   ---------   ---------   ---------
GROSS MARGIN                                              32,239      31,317      63,520      61,331
                                                       ---------   ---------   ---------   ---------

EXPENSES
     Operating                                            12,574      13,312      25,409      26,651
     Selling, general and administrative                  11,329      10,698      22,386      21,230
     Amortization of intangible assets                       244       1,396         489       2,744
                                                       ---------   ---------   ---------   ---------
                                                          24,147      25,406      48,284      50,625
                                                       ---------   ---------   ---------   ---------

INCOME FROM OPERATIONS                                     8,092       5,911      15,236      10,706
INTEREST EXPENSE, NET                                      1,875       1,975       3,712       4,283
                                                       ---------   ---------   ---------   ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS          6,217       3,936      11,524       6,423
Income tax expense                                         2,553       1,954       4,736       3,107
                                                       ---------   ---------   ---------   ---------
NET INCOME BEFORE EXTRAORDINARY LOSS                       3,664       1,982       6,788       3,316
Extraordinary loss on early extinguishments of debt,
   net of income tax benefit of $324                        --          --          --          (495)
                                                       ---------   ---------   ---------   ---------
NET INCOME                                             $   3,664   $   1,982   $   6,788   $   2,821
                                                       =========   =========   =========   =========

NET INCOME PER SHARE - BASIC
       Net income before extraordinary loss            $    0.47   $    0.26   $    0.88   $    0.44
       Extraordinary loss, net of income taxes              --          --          --         (0.07)
                                                       ---------   ---------   ---------   ---------
       Net income                                      $    0.47   $    0.26   $    0.88   $    0.37

NET INCOME PER SHARE - DILUTED
       Net income before extraordinary loss            $    0.47   $    0.26   $    0.87   $    0.44
       Extraordinary loss, net of income taxes              --          --          --         (0.07)
                                                       ---------   ---------   ---------   ---------
       Net income                                      $    0.47   $    0.26   $    0.87   $    0.37

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                7,768       7,603       7,708       7,572
                                                       =========   =========   =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED              7,906       7,651       7,834       7,588
                                                       =========   =========   =========   =========


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                             -----------------------
OPERATING ACTIVITIES                                                            2002         2001
                                                                             ---------    ----------
   Net income                                                                $   6,788    $   2,821
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                           2,553        5,076
         Loss on early extinguishments of debt, net of tax benefit of $324        --            495
         Changes in operating assets and liabilities:
            (excluding the impact of acquisitions):
                  Accounts receivable                                           (2,374)      (1,233)
                  Inventories                                                    6,565       15,183
                  Prepaid expenses and other current assets                      2,119        2,312
                  Accounts payable and accrued expenses                        (10,577)        (952)
                                                                             ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        5,074       23,702
                                                                             ---------    ---------


INVESTING ACTIVITIES
  Business acquisitions and payments under earn-out provisions of prior
        acquisition agreements                                                    (200)      (4,447)
   Purchases of property and equipment                                            (475)        (446)
   Other                                                                          --           --
                                                                             ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                             (675)      (4,893)
                                                                             ---------    ---------


FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                         982         --
   Debt issuance costs                                                            --         (1,322)
   Proceeds from debt                                                           46,201      116,575
   Repayments of debt                                                          (49,752)    (133,395)
                                                                             ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                                           (2,569)     (18,142)
                                                                             ---------    ---------

INCREASE IN CASH                                                                 1,830          667

CASH AT BEGINNING OF PERIOD                                                      2,977        1,513
                                                                             ---------    ---------
CASH AT END OF PERIOD                                                        $   4,807    $   2,180
                                                                             =========    =========




                  The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)


                                                                                    ACCUMULATED
                                                    COMMON    PAID-IN   RETAINED    COMPREHENSIVE
                                                    STOCK     CAPITAL   EARNINGS         LOSS            TOTALS
                                                   --------   --------  ---------   -------------     ------------
BALANCES AT DECEMBER 31, 1998                      $  7,536   $ 27,351   $ 14,461     $   --             $ 49,348
Stock grants issued                                       2          8       --           --                   10
Net income for the year                                --         --        3,711         --                3,711
                                                   --------   --------   --------     --------           --------

BALANCES AT DECEMBER 31, 1999                      $  7,538   $ 27,359   $ 18,172     $   --             $ 53,069
Stock grants issued                                       2          8       --           --                   10
Net income for the year                                --         --        3,727         --                3,727
                                                   --------   --------   --------     --------           --------

BALANCES AT DECEMBER 31, 2000                      $  7,540   $ 27,367   $ 21,899     $   --             $ 56,806
Comprehensive income (loss):
    Net income for the year                            --         --        6,208         --                6,208
    Other comprehensive income (loss):
          Interest rate swap                           --         --         --         (1,146)            (1,146)
                                                                                                         --------
Total comprehensive income (loss)                                                                        $  5,062
Stock grants issued and options exercised                98        569       --           --                  667
                                                   --------   --------   --------     --------           --------

BALANCES AT DECEMBER 31, 2001                      $  7,638   $ 27,936   $ 28,107     $ (1,146)          $ 62,535
Comprehensive income (loss):
    Net income through June 30, 2002                   --         --        6,788         --                6,788
    Other comprehensive income (loss):
          Interest rate swap                           --         --         --           (273)              (273)
                                                                                                         --------
Total comprehensive income (loss)                                                                        $  6,515
Stock grants issued and options exercised               130        852       --           --                  982
                                                   --------   --------   --------     --------           --------

BALANCES AT JUNE 30, 2002                          $  7,768   $ 28,788   $ 34,895     $ (1,419)          $ 70,032
                                                   ========   ========   ========     ========           ========



                  The accompanying notes are an integral part
               of the condensed consolidated financial statements

FINISHMASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

BASIS OF PRESENTATION: The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 2001 Annual Report on Form 10-K.

NATURE OF BUSINESS: FinishMaster, Inc. ("FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of June 30, 2002, we operated 159 sales outlets and three major distribution centers in 24 states and were organized into six major geographical regions - East, Midwest, Upper Midwest, West, South and Southeast. We aggregate these six geographical regions into a single reportable segment. We have approximately 15,000 customer charge accounts to which we provide a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to our own FinishMaster PrivateBrand refinishing accessory products. We are highly dependent on the key suppliers outlined above, which account for approximately 85% of our purchases.

PRINCIPLES OF CONSOLIDATION: Our consolidated financial statements include the accounts of FinishMaster and its wholly owned subsidiaries from the dates of their respective acquisitions. All significant inter-company accounts and transactions have been eliminated. References to FinishMaster throughout this report relate to the consolidated entity.

MAJORITY SHAREHOLDER: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, is a wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, and is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 71.9% of the outstanding shares at June 30, 2002. LDI and Distribution are collectively referred to herein as "LDI."

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: We utilize derivative financial instruments, principally interest rate swaps, to reduce our exposure to fluctuations in interest rates. These instruments are recorded on the balance sheet at their fair value. Changes in the fair value of the interest rate swaps are recorded each period in the Accumulated Comprehensive Loss section of Shareholders' Equity.

SHIPPING AND HANDLING FEES AND COSTS: We include the cost of delivering product to our customers in the operating expense section of the condensed consolidated statements of operations. Total delivery costs primarily include wages, benefits, vehicle costs, and freight. The total delivery costs incurred for the six months ended June 30, 2002 and 2001, are estimated at $8.3 million and $8.8 million, respectively.

RECLASSIFICATION: Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

During the first quarter of 2002, we completed one acquisition, Innovative Refinish Supply, Inc., in Phoenix, Arizona. The acquisition was completed on March 29, 2002, and was funded with cash and debt.

On May 7, 2001, we acquired the assets of Badger Paint Plus, Inc., a Wisconsin corporation, Badger Paint Plus of the

Twin Cities, Inc., Badger Paint Plus of Duluth, Inc., Badger Paint Plus of St. Cloud, Inc., Lakeland Sales, Inc., each a Minnesota corporation, and Badger Paint Plus of Chicago, Inc., an Illinois corporation (collectively "Badger"). Badger, like FinishMaster, was an aftermarket distributor of automotive paints, coatings, and paint-related accessories. The purchase price, including related acquisition costs, was $7.4 million and included the issuance of 93,999 shares of our common stock. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values on the date of the acquisition. Finite life goodwill, consisting of customer lists and non-compete agreements, is being amortized over their estimated useful lives. Operating results of Badger have been included in our consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:



(in thousands, except per share data)                THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------                 --------------------------
                                                         2002         2001                          2002           2001
                                                     ------------   ------------                 ---------      -----------
Numerator:
      Net income before extraordinary loss            $ 3,664          $ 1,982                    $ 6,788         $   3,316
      Extraordinary loss on early
          extinguishments of debt, net of
          income tax benefit of $324                     --               --                         --                (495)
                                                      -------          -------                    -------         ---------
      Net income                                      $ 3,664          $ 1,982                    $ 6,788         $   2,821
                                                      =======          =======                    =======         =========
Denominator:
      Basic-weighted average shares                     7,768            7,603                      7,708             7,572
      Effect of dilutive stock options                    138               48                        126                16
                                                      -------          -------                    -------         ---------
      Diluted-weighted average shares                   7,906            7,651                      7,834             7,588
                                                      =======          =======                    =======         =========

Net income per share - basic
      Net income before extraordinary loss            $  0.47          $  0.26                    $  0.88         $    0.44
      Extraordinary loss, net of income taxes            --               --                         --               (0.07)
                                                      -------          -------                    -------         ---------
      Net income                                      $  0.47          $  0.26                    $  0.88         $    0.37
                                                      =======          =======                    =======         =========

Net income per share - diluted
      Net income before extraordinary loss            $   .47          $  0.26                    $  0.87         $    0.44
      Extraordinary loss, net of income taxes            --               --                         --               (0.07)
                                                      -------          -------                    -------         ---------
      Net income                                      $  0.47          $  0.26                    $  0.87         $    0.37
                                                      =======          =======                    =======         =========


4. COMMITMENTS AND CONTINGENCIES

We are dependent on four main suppliers for the paint and related supplies that we distribute. A loss of one of these suppliers or a disruption in the supply of their products could have a material adverse affect on our operating results. These suppliers also provide purchase discounts, prompt payment discounts, extended terms, and other incentive programs to us. To the extent these programs are changed or terminated, there could be a material adverse impact on our results of operations or cash flows.

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

5. EARLY EXTINGUISHMENT OF DEBT

On March 29, 2001, we entered into a new senior secured credit facility with a syndicate of banks and a new senior subordinated term credit facility with LDI. The use of the proceeds from these facilities was used to repay our existing senior secured and senior subordinated credit facilities prior to their original expiration dates. An extraordinary loss on the early extinguishments of debt of $0.5 million, net of $0.3 million in income tax benefit, resulted from the write-off of the unamortized debt issuance costs related to these expired facilities.

6. LONG TERM DEBT

On March 29, 2001, we entered into a new $100.0 million senior secured credit facility with a syndicate of banks and a new $20.0 million senior subordinated term credit facility with LDI. The new senior secured credit facility consisted of a $40.0 million term credit facility and a $60.0 million revolving credit facility. The term credit facility, which expires on June 30, 2006, requires quarterly principal payments that increase in amount over the term of the loan. Quarterly principal payments began on June 30, 2001, and are $1.5 million per quarter in 2002. The revolving credit facility is limited to the lesser of (1) $60.0 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory less letter of credit obligations and a reserve for three months facility rent. Principal is due on June 30, 2006. Both the revolving credit and term facilities are subject to interest rates, which fluctuate based on our Leverage Ratio, as defined in the Credit Facility. During the second quarter of 2002, our interest rates were 2.25% over LIBOR or 0.25% over prime in the case of Floating Rate Advances.

To convert our new senior term credit facility from a floating to a fixed interest rate obligation, we entered into interest rate swap agreements with notional amounts of $40.0 million. The weighted average fixed interest rate under these agreements is 5.43%. In order to maintain effectiveness, the quarterly settlement terms of the swap agreements are established to match the interest payments on the term credit facility. The change in the fair value of the interest rate swap was ($0.3) million and ($0.2) million for the first half of 2002 and 2001, respectively. As of June 30, 2002 and 2001, the fair value of the interest rate swap was ($1.4) million and ($0.2) million, respectively, and was recorded in the Accumulated Comprehensive Loss section of the Shareholders' Equity.

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

Effective January 1, 2002, we adopted SFAS No.142, which requires that goodwill and indefinite lived assets be tested for impairment at the reporting unit level at adoption and at least annually thereafter. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS 142, we completed the required transitional impairment tests of goodwill and indefinite lived intangible assets and determined the fair value to be in excess of the carrying value of these assets.

As required by SFAS No. 142, intangible assets with finite lives are amortized over their estimated useful lives. Included in intangible assets with finite lives are non-compete agreements and customer lists.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 is provided below:


(in thousands, except per share data)               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                    --------------------------        ------------------------
                                                       2002           2001              2002           2001
                                                    -----------    -----------        ---------      ---------
REPORTED NET INCOME BEFORE EXTRAORDINARY LOSS          $ 3,664        $1,982              $ 6,788        $3,316
Extraordinary loss on early extinguishments of
debt, net of income tax benefit of $324                     --            --                   --          (495)
                                                       -------        ------              -------        ------
REPORTED NET INCOME                                    $ 3,664        $1,982              $ 6,788        $2,821

Add-back goodwill and indefinite lived intangible
asset amortization, net of tax                              --           692                   --         1,373
                                                       -------        ------              -------        ------
ADJUSTED NET INCOME                                    $ 3,664        $2,674              $ 6,788        $4,194
                                                       =======        ======              =======        ======

REPORTED BASIC EARNINGS PER SHARE BEFORE
EXTRAORDINARY LOSS                                     $  0.47        $ 0.26              $  0.88        $ 0.44
Extraordinary loss on early extinguishments of
debt, net of tax                                            --            --                   --         (0.07)
                                                       -------        ------              -------        ------

REPORTED BASIC EARNINGS PER SHARE                      $  0.47        $ 0.26              $  0.88        $ 0.37

Add-back goodwill and indefinite lived intangible
asset amortization, net of tax                              --          0.09                   --          0.18
                                                       -------        ------              -------        ------
ADJUSTED BASIC EARNINGS PER SHARE                      $  0.47        $ 0.35              $  0.88        $ 0.55
                                                       =======        ======              =======        ======

REPORTED DILUTED EARNINGS PER SHARE BEFORE
EXTRAORDINARY LOSS                                     $  0.47        $ 0.26              $  0.87        $ 0.44
Extraordinary loss on early extinguishments of
debt, net of tax                                            --            --                   --         (0.07)
                                                       -------        ------              -------        ------

REPORTED DILUTED EARNINGS PER SHARE                    $  0.47        $ 0.26              $  0.87        $ 0.37

Add-back goodwill and indefinite lived intangible
asset amortization, net of tax                              --          0.09                   --          0.18
                                                       -------        ------              -------        ------
ADJUSTED DILUTED EARNINGS PER SHARE                    $  0.47        $ 0.35              $  0.87        $ 0.55
                                                       =======        ======              =======        ======

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES

                            THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------
(In thousands)            2002       CHANGE         2001           2002        CHANGE        2001
----------------------------------------------------------------------------------------------------
Net Sales              $ 87,690      2.1%        $ 85,898       $ 171,821       1.8%      $ 168,794
----------------------------------------------------------------------------------------------------


Net sales for the second quarter of 2002 increased $1.8 million, or 2.1%, and for the first half of 2002, $3.0 million or 1.8%, primarily due to acquisitions. "Same store" sale growth for the quarter ending June 30, 2002 was slightly negative, and on a year-to-date basis was unfavorable by 1.8%. We continued to experience soft market conditions throughout most of our distribution network. Factors leading to this softening in demand included mild weather conditions; slower overall economic conditions; flat to declining number of vehicles being repaired; and continued productivity improvements in the use of automotive paint by our customers. Even though these industry dynamics are not expected to reverse in the near term, we continue to focus our efforts on increasing sales and gaining market share.

GROSS MARGIN

                                  THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------
(In thousands)                  2002       CHANGE         2001           2002        CHANGE        2001
---------------------------------------------------------------------------------------------------------
Gross Margin                   $32,239       2.9%       $ 31,317       $ 63,520       3.6%    $ 61,331
Percentage of net sales           36.8%                     36.5%          37.0%                  36.3%
---------------------------------------------------------------------------------------------------------


Gross margin for the second quarter of 2002 increased $0.9 million, or 2.9%, and for the first half of 2002, $2.2 million, or 3.6%, compared to the prior year periods. Gross margin as a percentage of net sales increased 30 basis points to 36.8%, positively impacting margin by $0.3 million for the quarter, and increased 70 basis points to 37.0%, positively impacting margin by $1.2 million for the first half of 2002. Higher net sales volume positively impacted margin by $0.6 million and $1.0 million for the quarter and first half of 2002, respectively. The improvement in margin as a percentage of net sales was primarily due to higher discounts and rebates earned under normal vendor programs. Throughout 2002, we do not anticipate being able to maintain our current margin levels as a percentage of net sales due to less favorable purchasing opportunities from our vendors which reduced the level of inventory purchased in late 2001 by us prior to manufacturers' price increases.

OPERATING EXPENSES

                                  THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------
(In thousands)                  2002       CHANGE         2001           2002        CHANGE       2001
---------------------------------------------------------------------------------------------------------
Operating Expenses             $ 12,574    (5.5%)       $ 13,312       $ 25,409      (4.7%)     $ 26,651
Percentage of net sales            14.3%                    15.5%          14.8%                    15.8%
---------------------------------------------------------------------------------------------------------

Operating expenses consist of wages, facility, vehicle and related costs for our branch and distribution locations. Operating expenses decreased $0.7 million for the second quarter and $1.2 million for the first half of 2002 as a result of reduced wages and benefits, vehicle expenses, and freight, and higher finance charges. Partially offsetting these decreases were increased expenses associated with acquired operations in 2001. As a percentage of net sales, operating expenses compared to the prior year period decreased 120 basis points to 14.3% in the second quarter, and 100 basis points to 14.8% for the first half of 2002.

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES


                                 THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------
(In thousands)                 2002       CHANGE         2001           2002        CHANGE       2001
---------------------------------------------------------------------------------------------------------
Selling, General and
     Administrative Expenses   $ 11,329     5.9%        $ 10,698       $ 22,386       5.4%      $ 21,230
Percentage of net sales            12.9%                    12.5%          13.0%                    12.6%
---------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") consist of costs associated with our corporate support staff, and expenses for commissions, wages, and customer sales support activities. Compared to the prior year period, SG&A expenses for the second quarter of 2002 increased $0.6 million, or 5.9%, and for the first half of 2002, $1.2 million, or 5.4% due primarily to higher wages and benefits. We have added additional sales and marketing resources over the last six months in an effort to increase sales and market share. As a percentage of net sales, SG&A expenses compared to the prior year period increased 40 basis points to 12.9% in the second quarter, and 40 basis points to 13.0% for the first half of 2002.

AMORTIZATION OF INTANGIBLE ASSETS

                                 THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------
(In thousands)                 2002       CHANGE         2001           2002        CHANGE       2001
---------------------------------------------------------------------------------------------------------
Amortization of
     Intangible Assets        $ 244       (82.5%)       $ 1,396        $ 489        (82.2%)     $2,744
Percentage of net sales         0.3%                        1.6%         0.3%                      1.6%
---------------------------------------------------------------------------------------------------------

Lower amortization expense of $1.2 million, or 82.5%, for the second quarter of 2002, and $2.3 million, or 82.2%, for the first six months of 2002, was due primarily to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Intangible assets with finite lives, principally non-compete agreements and customer lists, continue to be amortized over their estimated useful lives.


INTEREST EXPENSE, NET

                                 THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------
(In thousands)                 2002       CHANGE         2001           2002        CHANGE       2001
---------------------------------------------------------------------------------------------------------
Interest Expense, net         $ 1,875      (5.1%)     $ 1,975           $ 3,712     (13.3%)     $ 4,283
Percentage of net sales           2.1%                    2.3%              2.2%                    2.5%
---------------------------------------------------------------------------------------------------------

Interest expense for the second quarter decreased $0.1 million, or 5.1%, and for the first half of 2002, $0.6 million, or 13.3%, primarily due to lower average outstanding borrowings. Average outstanding borrowings were lower by $3.5 million and $8.6 million compared to the prior year for the three and six months periods ended June 30, 2002, respectively. Lower effective interest rates in the current year periods also contributed to the favorable decreases in interest expense.

INCOME TAX EXPENSE


                                 THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------
(In thousands)                 2002       CHANGE         2001           2002        CHANGE       2001
---------------------------------------------------------------------------------------------------------
Income Tax Expense            $ 2,553      30.7%      $  1,954         $  4,736      52.4%      $ 3,107
Percentage of net sales           2.9%                     2.3%             2.8%                    1.8%
Effective tax rate               41.9%                    49.6%            41.4%                   48.4%
---------------------------------------------------------------------------------------------------------

Income tax expense increased $0.6 million, or 30.7%, for the second quarter, and for the first half of 2002, $1.6 million, or 52.4%, due to higher income before income taxes. The adoption of SFAS No. 142 reduced our effective tax rate in the current year due to the elimination of certain goodwill amortization, including non-deductible goodwill amortization. On a SFAS No. 142 comparable basis, the effective tax rate would have been 44.0% and 42.1% for the second quarter and the first half of 2001, respectively.

EXTRAORDINARY LOSS

                                 THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------
(In thousands)                 2002       CHANGE         2001           2002        CHANGE       2001
---------------------------------------------------------------------------------------------------------
Extraordinary loss, net       $  --        N/A          $  --          $  --       N/A          $  495
Percentage of net sales         0.0%                       0.0%           0.0%                     0.3%
---------------------------------------------------------------------------------------------------------

In 2001, an extraordinary loss on the early extinguishments of debt of $0.5 million, net of $0.3 million in income tax benefit, resulted from the write-off of the unamortized debt issuance costs related to the early extinguishment of our senior secured and senior subordinated credit facilities. See Note 5 within Condensed Financial Statements in Item 1.

NET INCOME AND INCOME PER SHARE

                                 THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------
(In thousands)                   2002       CHANGE         2001           2002        CHANGE       2001
---------------------------------------------------------------------------------------------------------
Net Income                      $  3,664     84.9%        $ 1,982        $ 6,788     140.6%     $ 2,821
Percentage of net sales              4.2%                     2.3%           4.0%                   1.7%
Net income per share - Diluted  $   0.47                  $   0.35       $  0.87                $ 0.55
---------------------------------------------------------------------------------------------------------

Factors contributing to the changes in net income and the related per share amounts are discussed above.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our sales and operating results have varied from quarter to quarter due to various factors, and we expect these fluctuations to continue. Among these factors are seasonal buying patterns of our customers and the timing of acquisitions. Historically, sales have slowed in the late fall and winter of each year largely due to inclement weather and the reduced number of business days during the holiday season. In addition, the timing of acquisitions may cause substantial fluctuations in operating results from quarter to quarter. We also take advantage of periodic special incentive programs available from our suppliers that extend the due date of inventory purchases beyond terms normally available with large volume purchases. The timing of these programs can contribute to fluctuations in our quarterly cash flows. Although we continue to investigate strategies to smooth the seasonal pattern of our quarterly results of operations, there can be no assurance that our net sales, results of operations and cash flows will not continue to display seasonal patterns.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


(In thousands)                                    JUNE 30,     DECEMBER 31,
                                                    2002          2001
--------------------------------------------------------------------------------
Working capital                                   $39,162       $ 33,087
Long-term debt                                    $81,932       $ 85,475
--------------------------------------------------------------------------------

                                                   SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------
(In thousands)                                      2002           2001
--------------------------------------------------------------------------------
Cash provided by operating activities             $ 5,074       $  23,702
Cash used in investing activities                    (675)      $  (4,893)
Cash used in financing activities                 $(2,569)      $ (18,142)
--------------------------------------------------------------------------------

Our primary sources of funds are from operations and borrowings under our credit facilities. Our principal uses of cash are to fund working capital, capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Operating activities in the first half of 2002 provided $5.1 million of net cash compared with $23.7 million of net cash in the prior year period. This decrease was the result of a negative change in operating assets and liabilities, primarily inventories and accounts payable and other liabilities. Lower inventory purchases in late 2001 made prior to manufacturers' price increases compared to the same period in 2000 decreased the cash flows provided by inventories in the first half of 2002 compared to the prior year period. Differences in payment terms between years on the large year-end inventory purchases also impacted cash used by accounts payable and other liabilities in the comparable periods.

Net cash used in investing activities was $0.7 million in the first half of 2002, compared to $4.9 million in the prior year period due to decreased expenditures for acquisitions. During the first half of 2001, we completed the Badger acquisition. This acquisition was significantly larger than those completed in the current year period. See Note 2 within Condensed Financial Statements in Item 1. We estimate that capital expenditures for 2002, principally for information technology equipment, will approximate $1.5 million.

Net cash used by financing activities, primarily the repayment of borrowings, was $2.6 million in the first half of 2002, compared to $18.1 million in the prior year period. The decrease in net debt repayments was a result of reduced cash flows generated from operating activities in the current year.

Total capitalization at June 30, 2002, was $151.9 million, comprised of $81.9 million of debt and $70.0 million of equity. Debt as a percentage of total capitalization was 53.9% at June 30, 2002 compared to 57.7% at December 31, 2001.

At June 30, 2002, we had outstanding term credit and revolving credit facilities totaling $56.0 million and senior subordinated debt of $19.9 million. We were in compliance with the covenants underlying these credit facilities, and had estimated availability under our revolving credit facilities of $23.3 million as of July 31, 2002, based upon the June 30, 2002 borrowing base calculation.

Based on current and projected operating results and giving effect to total indebtedness, we believe that cash flow from operations and funds available from lenders and other creditors will provide adequate funds for ongoing operations, debt service and planned capital expenditures.

CRITICAL ACCOUNTING POLICIES

The accounting policies described below require us to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets and liabilities. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected.

Allowance for Consigned Inventory - We routinely consign inventory with our customers to attract and retain their business. The consigned inventory is an asset on our balance sheet. Upon termination of the customer relationship, the inventory is either returned or paid for by the customer. We periodically review the realizable value of the consigned inventory by following a detailed process that entails verifying that the customer's business relationship exists at a level to justify the consigned inventory balance. A reserve has been established to reduce the consigned inventory balance to its estimated net realizable value.

Provision for Income Taxes - We determine our provision for income taxes using the balance sheet method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Changes in future tax provisions may be affected by the passage of new tax laws, changes in taxable income and the resolution of the tax audit issues.

Allowance for Doubtful Accounts Receivable - Our estimate of the allowance for doubtful accounts receivable is based on historical customer payment experience and reflects our best estimate of collectibility. Future events and circumstances related to the financial condition of our customers could materially change these estimates.

Allowance for Vendor Credits Due - Our estimate of the allowance for vendor credits due is based on historical collection experience and reflects our best estimate of collectibility. Future events and circumstances related to continued vendor support could materially change these estimates.

Reserve for Obsolete Inventory - Our estimate of the reserve for obsolete inventory is based on historical product usage information. Changes in the rate of introduction of new products by our manufacturers, our ability to return excess inventory to the vendor, and our ability to sell excess inventory could materially change these estimates.

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

   10.1 FinishMaster, Inc. Stock Option Plan (Amended and Restated as of April 29, 1999) (previously filed with Registrant's proxy statement on Schedule 14A dated April 9, 1999)

   10.2 FinishMaster, Inc. Deferred Compensation Plan dated as of November 1, 2000 (previously filed with Registrant's proxy statement on Schedule 14A dated April 9, 2001)

   10.3 First Amendment to the FinishMaster, Inc. Deferred Compensation Plan dated January 1, 2002 (previously filed with Form 10-Q dated May 14, 2002)

   21 Subsidiaries of the Registrant (previously filed with Form 10-K dated March 28, 2002)

   99(a) Credit Agreement, dated as of March 29, 2001, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and National City Bank of Indiana, as Agent (previously filed with Form 10-Q dated May 14, 2001)

   99(b) First Amendment to Credit Agreement, dated as of December 14, 2001, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and National City Bank of Indiana, as Agent (previously filed with Form 10-K dated March 28, 2002)

   99(c) Subordinated Note Agreement, dated as of March 29, 2001, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 10-Q dated May 14, 2001)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed in the quarter ended June 30, 2002. A Form 8-K was filed on July 23, 2002 announcing management changes at the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 14, 2002                      FINISHMASTER, INC.

                                             By: /s/ Andre B. Lacy
                                             ---------------------------

                                             Andre B. Lacy
                                             Chief Executive Officer

                                             By: /s/ Robert R. Millard
                                             ---------------------------

                                             Robert R. Millard
                                             Senior Vice President and
                                             Chief Financial Officer



                                  CERTIFICATION



By signing below, each of the undersigned officers hereby certifies that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of FinishMaster, Inc.

Date: August 14, 2002


                                             By: /s/ Andre B.Lacy
                                             ----------------------------


                                             Andre B. Lacy
                                             Chief Executive Officer


                                             By: /s/ Robert R. Millard
                                             ----------------------------

                                             Robert R. Millard
                                             Senior Vice President and
                                             Chief Financial Officer