Form 10-Q
period 2002-09-30
FINISHMASTER INC
filed 2002-11-14
CIK 917321

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

On October 1, 2002, there were 7,767,569 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS

                                                                          PAGE

Part I.  Financial Information                                              3

   Item 1.  Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets                                 3

      Condensed Consolidated Statements of Operations                       4

      Condensed Consolidated Statements of Cash Flows                       5

      Condensed Consolidated Statements of Shareholders' Equity             6

      Notes to Condensed Consolidated Financial Statements                  7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

   Item 4.  Controls and Procedures                                        15

Part II. Other Information                                                 16

   Item 6.  Exhibits and Reports on Form 8-K                               16

Signatures                                                                 17

Certifications                                                             18

PART I.  FINANCIAL INFORMATION

                               FINISHMASTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                           SEPTEMBER 30,         DECEMBER 31,
                                              2002                 2001 (1)
                                           -------------        -------------
ASSETS                                     (unaudited)
CURRENT ASSETS
   Cash                                    $       3,070        $       2,977
   Accounts receivable, net of allowance
      for doubtful accounts of $1,829
      and $1,434 respectively                     32,151               28,401
   Inventory                                      44,179               50,096
   Refundable income taxes                           556                  543
   Deferred income taxes                           3,898                3,947
   Prepaid expenses and other
      current assets                               2,637                3,627
                                           -------------        -------------
        Total Current Assets                      86,491               89,591

PROPERTY AND EQUIPMENT, NET                        6,756                7,831

OTHER ASSETS
   Intangible assets, net                        102,298              102,273
   Deferred income taxes                           1,372                1,770
   Other                                           1,279                  571
                                           -------------        -------------
                                                 104,949              104,614
                                           -------------        -------------
                                           $     198,196        $     202,036
                                           =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                        $      26,322        $      37,383
   Amounts due LDI                                 1,166                  812
   Accrued compensation and benefits               6,564                8,578
   Accrued expenses and other
      current liabilities                          2,448                2,124
   Current maturities on long-term debt            7,592                7,607
                                           -------------        -------------
        Total Current Liabilities                 44,092               56,504

LONG-TERM DEBT, LESS CURRENT MATURITIES           74,274               77,868

OTHER LONG-TERM LIABILITIES                        6,453                5,129

SHAREHOLDERS' EQUITY
   Preferred stock, no par value,
      1,000,000 shares authorized; no
      shares issued or outstanding                     -                    -
   Common stock, $1 stated value,
      25,000,000 shares authorized;
      7,767,569 and 7,638,863
      shares issued and outstanding                7,768                7,638
   Additional paid-in capital                     28,788               27,936
   Accumulated comprehensive loss                 (1,218)              (1,146)
   Retained earnings                              38,039               28,107
                                           -------------        -------------
                                                  73,377               62,535
                                           -------------        -------------
                                           $     198,196        $     202,036
                                           =============        =============

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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                   --------------------  --------------------
                                     2002        2001      2002        2001
                                   --------    --------  --------    --------
NET SALES                          $ 88,122    $ 83,434  $259,943    $252,228

COST OF SALES                        56,059      52,175   164,360     159,638
                                   --------    --------  --------    --------

GROSS MARGIN                         32,063      31,259    95,583      92,590
                                   --------    --------  --------    --------
EXPENSES
   Operating                         13,251      12,961    38,659      39,612
   Selling, general and
      administrative                 11,630      11,257    34,017      32,487
   Amortization of
      intangible assets                 247       1,424       737       4,168
                                   --------    --------  --------    --------
                                     25,128      25,642    73,413      76,267
                                   --------    --------  --------    --------
INCOME FROM OPERATIONS                6,935       5,617    22,170      16,323

INTEREST EXPENSE                      1,775       2,409     5,486       6,692
                                   --------    --------  --------    --------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY LOSS                 5,160       3,208    16,684       9,631
Income tax expense                    2,016       1,589     6,752       4,696
                                   --------    --------  --------    --------

NET INCOME BEFORE EXTRAORDINARY
   LOSS                               3,144       1,619     9,932       4,935
Extraordinary loss on early
   extinguishments of debt, net
   of income tax benefit of $324          -           -         -        (495)
                                   --------    --------  --------    --------
NET INCOME
                                   $  3,144    $  1,619  $  9,932    $  4,440
                                   ========    ========  ========    ========

NET INCOME PER SHARE - BASIC
   Net income before
      extraordinary loss           $   0.40    $   0.21  $   1.29    $   0.65
   Extraordinary loss, net of
      income taxes                        -           -         -       (0.07)
                                   --------    --------  --------    --------
   Net income                      $   0.40    $   0.21  $   1.29    $   0.58

NET INCOME PER SHARE - DILUTED
   Net income before
      extraordinary loss           $   0.40    $   0.21  $   1.27    $   0.65
   Extraordinary loss, net of
      income taxes                        -           -         -       (0.07)
                                   --------    --------  --------    --------
   Net income                      $   0.40    $   0.21  $   1.27    $   0.58

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC                7,768       7,638     7,728       7,593
                                   ========    ========  ========    ========
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED              7,874       7,684     7,847       7,621
                                   ========    ========  ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
OPERATING ACTIVITIES                                          2002       2001
                                                           ---------  ---------
   Net income                                              $   9,932  $   4,440
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                         3,747      7,797
         Deferred income taxes                                 1,447          -
         Loss on early extinguishments of debt, net
            of tax benefit of $324                                 -        495
         Loss on disposal of property and equipment              110          -
         Changes in operating assets and liabilities:
            (excluding the impact of acquisitions):
               Accounts receivable                            (3,322)       112
               Inventories                                     7,453     21,207
               Prepaid expenses and other current assets        (699)       803
               Accounts payable and other liabilities        (12,526)   (29,185)
                                                           ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      6,142      5,669
                                                           ---------  ---------

INVESTING ACTIVITIES
   Business acquisitions and payments under earn-out
      provisions of prior acquisition agreements              (2,050)    (4,558)
   Purchases of property and equipment                          (706)      (587)
                                                           ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES                         (2,756)    (5,145)
                                                           ---------  ---------

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                       982          -
   Debt issuance costs                                             -     (1,279)
   Proceeds from debt                                         69,972    155,445
   Repayments of debt                                        (74,247)  (154,799)
                                                           ---------  ---------
NET CASH USED IN FINANCING ACTIVITIES                         (3,293)      (633)
                                                           ---------  ---------
INCREASE (DECREASE) IN CASH                                       93       (109)

CASH AT BEGINNING OF PERIOD                                    2,977      1,513
                                                           ---------  ---------
CASH AT END OF PERIOD                                      $   3,070  $   1,404
                                                           =========  =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               FINISHMASTER, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                        ACCUMULATED
                                               COMMON        PAID-IN       RETAINED     COMPREHENSIVE
                                               STOCK         CAPITAL       EARNINGS         LOSS         TOTALS
                                           ------------   ------------   ------------   ------------   ------------
BALANCES AT DECEMBER 31, 2000              $      7,540   $     27,367   $     21,899   $          -   $     56,806
Comprehensive income (loss):
    Net income for the year                           -              -          6,208              -          6,208
    Other comprehensive income (loss):
          Interest rate swap                          -              -              -         (1,146)        (1,146)
                                                                                                       ------------
Total comprehensive income (loss)                                                                      $      5,062
Stock grants issued and options exercised            98            569              -              -            667
                                           ------------   ------------   ------------   ------------   ------------

BALANCES AT DECEMBER 31, 2001              $      7,638   $     27,936   $      28,107  $     (1,146)  $     62,535
Comprehensive income (loss):
Net income through September 30, 2002                 -              -          9,932              -          9,932
    Other comprehensive income (loss):
          Interest rate swap                          -              -              -            (72)           (72)
                                                                                                       ------------
Total comprehensive income (loss)                                                                      $      9,860
Stock grants issued and options exercised           130            852              -              -            982
                                           ------------   ------------   ------------   ------------   ------------
BALANCES AT SEPTEMBER 30, 2002             $      7,768   $     28,788   $     38,039   $     (1,218)  $     73,377
                                           ============   ============   ============   ============   ============


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

NATURE OF BUSINESS: FinishMaster, Inc. ("FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of September 30, 2002, we operated 161 sales outlets and three major distribution centers in 24 states and were organized into six major geographical regions - East, Midwest, Upper Midwest, West, South and Southeast. We aggregate these six geographical regions into a single reportable segment. We have approximately 15,000 customer charge accounts to which we provide a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to our own FinishMaster PrivateBrand refinishing accessory products. We are highly dependent on the key suppliers outlined above, which account for approximately 85% of our purchases.

PRINCIPLES OF CONSOLIDATION: Our consolidated financial statements include the accounts of FinishMaster and its wholly owned subsidiaries from the dates of their respective acquisitions. All significant inter-company accounts and transactions have been eliminated. References to FinishMaster throughout this report relate to the consolidated entity.

MAJORITY SHAREHOLDER: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, is a wholly-owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, and is the majority shareholder of the Company with 5,587,516 shares of common stock, representing 71.9% of the outstanding shares at September 30, 2002. LDI and Distribution are collectively referred to herein as "LDI."

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: We utilize derivative financial instruments, principally interest rate swaps, to reduce our exposure to fluctuations in interest rates. These instruments are recorded on the balance sheet at their fair value. Changes in the fair value of the interest rate swaps are recorded each period in Other Long Term Liabilities and the net of tax effect is recorded in the Accumulated Comprehensive Loss section of Shareholders' Equity.

SHIPPING AND HANDLING FEES AND COSTS: We include the cost of delivering product to our customers in the operating expense section of the condensed consolidated statements of operations. Total delivery costs primarily include wages, benefits, vehicle costs, and freight. The total delivery costs incurred for the nine months ended September 30, 2002 and 2001, are $12.8 million and $13.2 million, respectively.

RECLASSIFICATION: Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

During the first quarter of 2002, we completed one acquisition, Innovative Refinish Supply, Inc., in Phoenix, Arizona. The acquisition was completed on March 29, 2002, and was funded with cash and debt.

During the third quarter of 2002, we completed two acquisitions, Gil Bezy, Inc., D/B/A Color Master, Inc. in Kentucky and Southern Automotives, Inc. in South Carolina. The acquisitions were completed on August 5, 2002 and August 16, 2002, respectively. Both were funded with cash and debt.

On May 7, 2001, we acquired the assets of Badger Paint Plus, Inc., a Wisconsin corporation, Badger Paint Plus of the Twin Cities, Inc., Badger Paint Plus of Duluth, Inc., Badger Paint Plus of St. Cloud, Inc., Lakeland Sales, Inc., each a Minnesota corporation, and Badger Paint Plus of Chicago, Inc., an Illinois corporation (collectively "Badger"). Badger, like FinishMaster, was an aftermarket distributor of automotive paints, coatings, and paint-related accessories. The purchase price, including related acquisition costs, was $7.4 million and included the issuance of 93,999 shares of our common stock. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values on the date of the acquisition. Finite life intangibles, consisting of customer lists and non-compete agreements, are being amortized over their estimated useful lives. Operating results of Badger have been included in our consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)      Three Months Ended September 30,     Nine Months Ended September 30,
                                           -------------------------------      -------------------------------
                                               2002              2001                2002              2001
                                           -------------     -------------      -------------     -------------
Numerator:
   Net income before extraordinary loss    $      3,144      $       1,619      $       9,932     $       4,935
   Extraordinary loss on early
       extinguishments of debt, net of
       income tax benefit of $324                      -                 -                  -              (495)
                                           -------------     -------------      -------------     -------------
   Net income                              $       3,144     $       1,619      $       9,932     $       4,440
                                           =============     =============      =============     =============
Denominator:
   Basic-weighted average shares                   7,768             7,638              7,728             7,593
   Effect of dilutive stock options                  106                46                119                28
                                           -------------     -------------      -------------     -------------
   Diluted-weighted average shares                 7,874             7,684              7,847             7,621
                                           =============     =============      =============     =============

Net income per share - basic
   Net income before extraordinary loss    $        0.40     $        0.21      $        1.29     $        0.65
   Extraordinary loss, net of income taxes                 -             -                  -             (0.07)
                                           -------------     -------------      -------------     -------------
   Net income                              $        0.40     $        0.21      $        1.29     $        0.58
                                           =============     =============      =============     =============
Net income per share - diluted
   Net income before extraordinary loss    $        0.40     $        0.21      $        1.27     $        0.65
   Extraordinary loss, net of income taxes             -                 -                  -             (0.07)
                                           -------------     -------------      -------------     -------------
   Net income                              $        0.40     $        0.21      $        1.27     $        0.58
                                           =============     =============      =============     =============

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

6. LONG TERM DEBT

On March 29, 2001, we entered into a new $100.0 million senior secured credit facility with a syndicate of banks and a new $20.0 million senior subordinated term credit facility with LDI. The new senior secured credit facility consisted of a $40.0 million term credit facility and a $60.0 million revolving credit facility. The term credit facility, which expires on June 30, 2006, requires quarterly principal payments that increase in amount over the term of the loan. Quarterly principal payments began on June 30, 2001, and are $1.5 million per quarter in 2002. The revolving credit facility is limited to the lesser of (1) $60.0 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory less letter of credit obligations and a reserve for three months facility rent. Principal is due on June 30, 2006. Both the revolving credit and term facilities are subject to interest rates, which fluctuate based on our Leverage Ratio, as defined in the Credit Facility. During the third quarter of 2002, our interest rates were 2.25% over LIBOR or 0.25% over prime in the case of Floating Rate Advances.

To convert our new senior term credit facility from a floating to a fixed interest rate obligation, we entered into interest rate swap agreements with notional amounts of $40.0 million. The weighted average fixed interest rate under these agreements is 5.43%. In order to maintain effectiveness, the quarterly settlement terms of the swap agreements are established to match the interest payments on the term credit facility. The change in the fair value of the interest rate swap was ($0.8) million and ($1.4) million for the third quarter 2002 and 2001, respectively, and ($1.1) million and ($1.6) million for the nine months ending September 30, 2002 and 2001, respectively. The amounts net of tax were recorded in the Accumulated Comprehensive Loss section of the Shareholders' Equity.

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

Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and indefinite lived assets be tested for impairment at the reporting unit level at adoption and at least annually thereafter. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS No. 142, we completed the required transitional impairment tests of goodwill and indefinite lived intangible assets and determined the fair value to be in excess of the carrying value of these assets. We also completed our required annual impairment test as of June 30, 2002 and determined the fair value of goodwill and indefinite lived intangible assets to be in excess of the carrying value of these assets.

As required by SFAS No. 142, intangible assets with finite lives are amortized over their estimated useful lives. Included in intangible assets with finite lives are non-compete agreements and customer lists.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 is provided below:


(in thousands, except per share data)                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                    ------------------------------------    -----------------------------------
                                                          2002                2001                 2002               2001
                                                    ----------------    ----------------    ----------------    ---------------
REPORTED NET INCOME BEFORE EXTRAORDINARY LOSS       $          3,144    $          1,619    $          9,932    $         4,935
Extraordinary loss on early extinguishments of
debt, net of income tax benefit of $324                            -                   -                   -               (495)
                                                    ----------------    ----------------    ----------------    ---------------
REPORTED NET INCOME                                 $          3,144    $          1,619    $          9,932    $         4,440

Add-back goodwill and indefinite lived intangible
asset amortization, net of tax                                     -                 918                   -              2,291
                                                    ----------------    ----------------    ----------------    ---------------
ADJUSTED NET INCOME                                 $          3,144    $          2,537    $          9,932    $         6,731
                                                    ================    ================    ================    ===============

REPORTED BASIC EARNINGS PER SHARE BEFORE
EXTRAORDINARY LOSS                                  $           0.40    $           0.21    $           1.29    $          0.65
Extraordinary loss on early extinguishments of
debt, net of tax                                                   -                   -                   -              (0.07)
                                                    ----------------    ----------------    ----------------    ---------------
REPORTED BASIC EARNINGS PER SHARE                   $           0.40    $           0.21    $           1.29    $          0.58

Add-back goodwill and indefinite lived intangible
asset amortization, net of tax                                     -                0.12                   -               0.30
                                                    ----------------    ----------------    ----------------    ---------------

ADJUSTED BASIC EARNINGS PER SHARE                   $           0.40    $           0.33    $           1.29    $          0.88
                                                    ================    ================    ================    ===============

REPORTED DILUTED EARNINGS PER SHARE BEFORE
EXTRAORDINARY LOSS                                  $           0.40    $           0.21    $           1.27    $          0.65
Extraordinary loss on early extinguishments of
debt, net of tax                                                   -                   -                   -              (0.07)
                                                    ----------------    ----------------    ----------------    ---------------

REPORTED DILUTED EARNINGS PER SHARE                 $           0.40    $           0.21    $           1.27    $          0.58

Add-back goodwill and indefinite lived intangible
asset amortization, net of tax                                     -                0.12                   -               0.30
                                                    ----------------    ----------------    ----------------    ---------------

ADJUSTED DILUTED EARNINGS PER SHARE                 $           0.40    $           0.33    $           1.27    $          0.88
                                                    ================    ================    ================    ===============


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES
                       THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
(In thousands)        2002          CHANGE           2001               2002          CHANGE          2001
----------------------------------------------------------------------------------------------------------------
Net Sales         $     88,122       5.6%        $     83,434       $     259,943       3.1%      $      252,228
----------------------------------------------------------------------------------------------------------------

Net sales for the third quarter of 2002 increased $4.7 million, or 5.6%, primarily due to acquisitions and "same store" sales growth. "Same store" sales growth for the quarter was 1.5%. This improvement was attributable to increased demand as a result of improved market conditions and higher purchase levels by customers prior to annual price increases on two major product lines. Demand in the prior year third quarter was impacted by the September 11th terrorist attacks.

For the nine months ended September 30, 2002, net sales increased $7.7 million or 3.1%. Since January 1, 2001, we have completed nine acquisitions that have contributed significantly to the year-to-date increase in net sales. "Same store" sales growth on a year-to-date basis was unfavorable by 0.7%.


GROSS MARGIN
                       THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
(In thousands)        2002          CHANGE           2001               2002          CHANGE          2001
----------------------------------------------------------------------------------------------------------------
Gross Margin      $     32,063       2.6%        $     31,259       $      95,583      3.2%       $       92,590
Percentage of
   net sales              36.4%                          37.5%               36.8%                          36.7%
----------------------------------------------------------------------------------------------------------------

Gross margin for the third quarter of 2002 increased $0.8 million, or 2.6%, compared to the prior year period. Higher net sales volume positively impacted margin by $1.8 million for the quarter. Gross margin as a percentage of net sales decreased 110 basis points to 36.4%, negatively impacting margin by $1.0 million for the quarter. Less favorable purchasing opportunities from our vendors were the primary contributors to the decrease in gross margins as a percentage of net sales.

Gross margin for the nine months ended September 30, 2002 increased $3.0 million, or 3.2%, compared to the prior year period. Higher net sales volume positively impacted margin on a year-to-date basis by $2.8 million. Gross margin as a percentage of net sales increased 10 basis points to 36.8% from 36.7%.


OPERATING EXPENSES
                       THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
(In thousands)        2002          CHANGE           2001               2002          CHANGE          2001
----------------------------------------------------------------------------------------------------------------
Operating
   Expenses       $     13,251       2.2%        $     12,961       $      38,659      (2.4%)     $       39,612
Percentage of
   net sales              15.0%                          15.5%               14.9%                          15.7%
----------------------------------------------------------------------------------------------------------------

Operating expenses consist of wages, facility, vehicle and related costs for our branch and distribution locations. Operating expenses increased $0.3 million for the third quarter and decreased $1.0 million for the nine months ended September 30, 2002, compared to prior year periods. The third quarter increase was a result of higher wages and insurance related costs, partially offset by higher finance charge income. For the nine months ended September 30, 2002, the decreases in operating expenses were a result of lower utilities, fuel, and freight expenses, and higher finance charge income. Partially offsetting these decreases were increased expenses associated with acquired operations in 2001 and higher insurance costs. As a percentage of net sales, operating expenses compared to the prior year period decreased 50 basis points to 15.0% in the third quarter, and 80 basis points to 14.9% for the nine months ended September 30, 2002.


SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES
                                       THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                          2002          CHANGE            2001               2002          CHANGE          2001
----------------------------------------------------------------------------------------------------------------------------------
Selling, General
   and Administrative Expenses      $     11,630       3.3%        $     11,257       $      34,017       4.7%      $       32,487
Percentage of net sales                     13.2%                          13.5%               13.1%                          12.9%
----------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") consist of costs associated with our corporate support staff, and expenses for commissions, wages, and customer sales support activities. Compared to the prior year period, SG&A expenses for the third quarter of 2002 increased $0.4 million, or 3.3%, and for the nine months ended September 30, 2002, $1.5 million, or 4.7%. The third quarter increase was due primarily to an increase in insurance costs. For the nine months ended September 30, 2002, the increase was due primarily to higher wages, insurance, communication, and travel expenses. As a percentage of net sales, SG&A expenses compared to the prior year period decreased 30 basis points to 13.2% in the third quarter, and increased 20 basis points to 13.1% for the nine months ended September 30, 2002.


AMORTIZATION OF INTANGIBLE ASSETS
                                         THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                          2002          CHANGE            2001               2002          CHANGE          2001
----------------------------------------------------------------------------------------------------------------------------------
Amortization of
     Intangible Assets              $        247      (82.7%)      $      1,424       $         737      (82.3%)    $        4,168
Percentage of net sales                      0.3%                           1.7%                0.3%                           1.7%
----------------------------------------------------------------------------------------------------------------------------------


Lower amortization expense of $1.2 million, or 82.7%, for the third quarter of 2002, and $3.4 million, or 82.3%, for the nine months ended September 30, 2002, was due primarily to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Intangible assets with finite lives, principally non-compete agreements and customer lists, continue to be amortized over their estimated useful lives.


INTEREST EXPENSE
                                          THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                          2002          CHANGE            2001               2002          CHANGE          2001
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense                    $      1,775      (26.3%)      $      2,409       $       5,486      (18.0%)    $        6,692
Percentage of net sales                      2.0%                           2.9%                2.1%                           2.7%
----------------------------------------------------------------------------------------------------------------------------------

Interest expense for the third quarter decreased $0.6 million, or 26.3%, and for the nine months ended September 30, 2002, $1.2 million, or 18.0%, primarily due to lower average outstanding borrowings. Average outstanding borrowings were lower by $17.7 million and $9.8 million compared to the prior year for the three and nine months ended September 30, 2002, respectively. Lower effective interest rates in the current year periods also contributed to the favorable decreases in interest expense.


INCOME TAX EXPENSE
                                          THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                          2002          CHANGE            2001               2002          CHANGE          2001
----------------------------------------------------------------------------------------------------------------------------------
Income Tax Expense                  $      2,016       26.9%       $      1,589       $       6,752       43.8%     $        4,696
Percentage of net sales                      2.3%                           1.9%                2.6%                           1.9%
Effective tax rate                          39.1%                          49.5%               40.5%                          48.8%
----------------------------------------------------------------------------------------------------------------------------------

Income tax expense increased $0.4 million, or 26.9%, for the third quarter, and for the nine months ended September 30, 2002, $2.1 million, or 43.8%, due to higher income before income taxes. The adoption of SFAS No. 142 reduced our effective tax rate in the current year due to the elimination of certain goodwill amortization, including non-deductible goodwill amortization. On a SFAS No. 142 comparable basis, the effective tax rate would have been 41.5% and 41.0% for the third quarter and the nine months ended September 30, 2001, respectively.


EXTRAORDINARY LOSS
                                          THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                          2002          CHANGE            2001               2002          CHANGE          2001
----------------------------------------------------------------------------------------------------------------------------------
Extraordinary loss, net             $          -       N/A         $          -       $           -       N/A       $          495
Percentage of net sales                      0.0%                           0.0%                0.0%                           0.2%
----------------------------------------------------------------------------------------------------------------------------------

In 2001, an extraordinary loss on the early extinguishments of debt of $0.5 million, net of $0.3 million in income tax benefit, resulted from the write-off of the unamortized debt issuance costs related to the early extinguishments of our senior secured and senior subordinated credit facilities. See Note 5 within Condensed Financial Statements in Item 1.


NET INCOME AND INCOME PER SHARE
                                          THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                          2002          CHANGE            2001               2002          CHANGE          2001
----------------------------------------------------------------------------------------------------------------------------------
Net Income                          $      3,144       94.2%       $      1.619       $       9,932      123.7%     $        4,440
Percentage of net sales                      3.6%                           1.9%                3.8%                           1.8%
Net income per share - Diluted      $       0.40                   $       0.21       $        1.27                 $         0.58
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                             SEPTEMBER 30,       DECEMBER 31,
                                               2002                2001
---------------------------------------------------------------------------
Working capital                           $       42,399      $      33,087
Long-term debt                            $       81,866      $      85,475
---------------------------------------------------------------------------

                                           NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------
(In thousands)                                 2002                2001
---------------------------------------------------------------------------
Cash provided by operating activities     $        6,142      $       5,669
Cash used in investing activities         $       (2,756)     $      (5,145)
Cash used in financing activities         $       (3,293)     $        (633)
---------------------------------------------------------------------------

Our primary sources of funds are from operations and borrowings under our credit facilities. Our principal uses of cash are to fund working capital, capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Operating activities for the nine months ended September 30, 2002 provided $6.1 million of net cash compared with $5.7 million of net cash in the prior year period. This increase was the result of higher net income and non-cash items in the current year period partially offset by a negative change in operating assets and liabilities, primarily inventories and accounts receivable. Lower inventory purchases in late 2001 made prior to manufacturers' price increases compared to the same period in 2000 decreased the cash flows provided by inventories in 2002 compared to the prior year period. Differences in payment terms between years on the large year-end inventory purchases also impacted cash used by accounts payable and other liabilities in the comparable periods. Higher sales levels in the current year period resulted in decreased cash flows from accounts receivable.

Net cash used in investing activities was $2.8 million for the nine months ended September 30, 2002, compared to $5.1 million in the prior year period due to decreased expenditures for acquisitions. During 2001, we completed the Badger acquisition. This acquisition was significantly larger than those completed in the current year period. See Note 2 within Condensed Financial Statements in
Item 1. We estimate that capital expenditures for 2002, principally for information technology equipment, will approximate $1.0 million.

Net cash used by financing activities, primarily the repayment of borrowings, was $3.3 million for the nine months ended September 30, 2002, compared to $0.6 million in the prior year period. The increase in net debt repayments was a result of higher cash flows generated from operating activities in the current year and lower cash used in investing activities.

Total capitalization at September 30, 2002, was $155.3 million, comprised of $81.9 million of debt and $73.4 million of equity. Debt as a percentage of total capitalization was 52.7% at September 30, 2002 compared to 57.7% at December 31, 2001.

At September 30, 2002, we had outstanding term credit and revolving credit facilities totaling $55.7 million and senior subordinated debt of $19.9 million. We were in compliance with the covenants underlying these credit facilities, and had estimated availability under our revolving credit facilities of $24.2 million as of October 31, 2002, based upon the September 30, 2002 borrowing base calculation.

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

Reserve for Obsolete Inventory - Our estimate of the reserve for obsolete inventory is based on historical product usage information. Changes in the rate of introduction of new products by our manufacturers, our ability to return excess inventory to vendors, and our ability to sell excess inventory could materially change these estimates.

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

ITEM 4

CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our consolidated financial statements and other disclosures included in this report. Our Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to FinishMaster, Inc. required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

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

         21 Subsidiaries of the Registrant (previously filed with Form 10-K dated March 28, 2002)

         99(a) Credit Agreement, dated as of March 29, 2001, among
               FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and National City Bank of Indiana, as Agent (previously filed with Form 10-Q dated May 14, 2001)

         99(b) First Amendment to Credit Agreement, dated as of December 14,
               2001, among FinishMaster, Inc., the Institutions from Time to Time Parties Thereto as Lenders and National City Bank of Indiana, as Agent (previously filed with Form 10-K dated March 28, 2002)

         99(c) Subordinated Note Agreement, dated as of March 29, 2001, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with Form 10-Q dated May 14, 2001

(b) Reports on Form 8-K. A Form 8-K was filed on July 23, 2002 announcing management changes at the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 14, 2002           FINISHMASTER, INC.

                                    By: /s/ Andre B.Lacy
                                    ------------------------------------------
                                    Andre B. Lacy
                                    Chief Executive Officer

                                    By: /s/ Robert R. Millard
                                    ------------------------------------------
                                    Robert R. Millard
                                    Senior Vice President and
                                    Chief Financial Officer

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

Date: November 14, 2002             By: /s/ Andre B.Lacy
                                    ------------------------------------------
                                    Andre B. Lacy
                                    Chief Executive Officer

                                    By: /s/ Robert R. Millard
                                    ------------------------------------------
                                    Robert R. Millard
                                    Senior Vice President and
                                    Chief Financial Officer

                                  CERTIFICATION


I, Andre B. Lacy, Chairman and Chief Executive Officer of FinishMaster, Inc., (FinishMaster) certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FinishMaster;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of FinishMaster as of, and for, the periods presented in this quarterly report;

4. FinishMaster's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for FinishMaster and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to FinishMaster, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of FinishMaster's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. FinishMaster's other certifying officer and I have disclosed, based on our most recent evaluation, to FinishMaster's auditors and the Audit Committee of FinishMaster's Board of Directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect FinishMaster's ability to record, process, summarize and report financial data and have identified for FinishMaster's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in FinishMaster's internal controls; and

6. FinishMaster's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


         By: /s/ Andre B. Lacy
         -------------------------------------------
         Andre B. Lacy
         Title: Chairman and Chief Executive Officer
         (Principal Executive Officer)

                                  CERTIFICATION


I, Robert R. Millard, Senior Vice President and Chief Financial Officer of FinishMaster, Inc. (FinishMaster), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FinishMaster;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of FinishMaster as of, and for, the periods presented in this quarterly report;

4. FinishMaster's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for FinishMaster and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to FinishMaster, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of FinishMaster's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. FinishMaster's other certifying officer and I have disclosed, based on our most recent evaluation, to FinishMaster's auditors and the Audit Committee of FinishMaster's Board of Directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect FinishMaster's ability to record, process, summarize and report financial data and have identified for FinishMaster's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in FinishMaster's internal controls; and

6. FinishMaster's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


         By: /s/ Robert R. Millard
         --------------------------------------------------------
         Robert R. Millard
         Title: Senior Vice President and Chief Financial Officer
         (Principal Financial Officer)