Form 10-K
period 2002-12-31
FINISHMASTER INC
filed 2003-03-25
CIK 917321

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002


                         Commission File Number 0-23222

                               FINISHMASTER, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     Indiana                                   38-2252096
         (State or other Jurisdiction of                    (I.R.S.  Employer
         Incorporation or Organization)                  Identification Number)

 54 Monument Circle, Suite 800, Indianapolis, IN                  46204
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                       ---     ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was $26,500,000.

On March 1, 2003, 7,784,121 shares of Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the year ended December 31, 2002 are incorporated by reference into Part III.

                               FINISHMASTER, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                       PAGE

1      Business..........................................................    3

2      Properties........................................................    7

3      Legal Proceedings.................................................    8

4      Submission of Matters to a Vote of Security Holders...............    8

5      Market for Registrant's Common Equity and
            Related Shareholder Matters..................................    9

6      Selected Consolidated Financial Data..............................   10

7      Management's Discussion and Analysis of
            Financial Condition and Results of Operations................   11

8      Financial Statements and Supplemental Data........................   19

9      Changes in, and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................   37

10     Directors and Executive Officers of the Registrant................   37

11     Executive Compensation............................................   37

12     Security Ownership of Certain Beneficial Owners and Management....   38

13     Certain Relationships and Related Transactions....................   38

14     Control and Procedures............................................   38

15     Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..........................................   38

       Signatures........................................................   39

                                     PART I

ITEM 1 - BUSINESS

GENERAL

We are the leading national independent distributor of automotive paints, coatings and paint-related accessories primarily to the automotive collision repair industry. As of March 1, 2003, we serve our customers through a 350 person direct sales force in 158 sales outlets and three major distribution centers located in 24 states, making us the only national independent distributor in the industry. We have approximately 13,000 customer credit accounts consisting principally of collision repair shops and automobile dealers, to which we provide a comprehensive selection of brand name products. Our product offering consists of over 31,000 stock keeping units ("SKUs"), including leading brands of automotive paints, coatings, thinners and reducers manufactured by BASF, DuPont, and PPG and the leading brands of paint-related accessories manufactured principally by 3M, such as masking materials, body fillers and cleaners. For the year ended December 31, 2002, net sales were $342.8 million and net income was $12.9 million.

Our vision is to expand our leadership position in the distribution of products, services and technology that are recognized by customers as key factors in their success. We provide our customers with local value-added services such as rapid delivery, technical support, product training, management seminars, computerized color matching, inventory management, personnel placement and environmental compliance reporting. These value-added services are backed by national expertise in the systems and technology of warehouse distribution and supply chain management, and strategic partnering with the manufacturers of paint and paint-related accessories. Our local focus helps us respond to the unique customer needs in various geographic markets. In addition, we are able to provide certain multi-site customers, such as collision repair shop chains and mega-dealerships, with efficient and consistent product distribution throughout their national or regional networks at competitive prices.

We estimate the U.S. automotive paint and paint-related accessories distribution after-market (distribution after-market) to be approximately $2.5 billion, with automotive collision repair shops being the primary customers for automotive paint and paint-related accessories. In addition to independent collision repair shops and automobile dealers, we supply products to organizations that maintain their own automobile fleet, van conversion companies and other commercial/industrial customers. The distribution after-market is supplied by a small number of manufacturers of paint and paint-related accessories and serves a highly fragmented customer base, consisting of approximately 53,000 collision repair shops alone. Our competitors tend to be family-owned, with one to three distribution sites and typically serve a highly localized customer base.

We are an Indiana based corporation. Our principal executive offices are leased from LDI, Ltd. ("LDI"), an Indiana limited partnership, which indirectly owns 71.8% of our outstanding shares. We believe that the terms of the lease are at least as favorable to us as those that could be obtained by arms-length negotiations with an unaffiliated third party. Our principal executive offices are located at 54 Monument Circle, Suite 800, Indianapolis, Indiana 46204, and our telephone number is (317) 237-3678.

INDUSTRY OVERVIEW

We estimate the size of the distribution after-market to be approximately $2.5 billion. The end users of the products distributed by us are principally independent collision repair shops and automobile dealers. Additionally, organizations that maintain their own automobile fleet, van conversion companies and other commercial/industrial customers make up a smaller percentage of our customer base. Automotive paint and related supplies, in contrast to labor and parts, represent only a small portion (approximately 7-10%) of the total cost of a typical collision repair job. However, while paint is a relatively minor component of the total repair cost, we play a critical role in the customer's level of satisfaction.

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

While automotive paint manufacturing is highly concentrated, automotive paint distribution and the end users of automotive paint are highly fragmented. We believe that a large number of independent distributors of automotive paint serve an aggregate of approximately 53,000 collision repair shops nationwide. Of these shops, fewer than 11,000 have annual sales of $600,000 or more. Distributors, which tend to be family-owned with one to three distribution sites, typically serve a highly localized customer base, with each distribution site, serving customers located within 20 miles of the site depending upon demographics, road access and geography.

Due to the large number of end users and their increasing demands for personalized services, such as multiple daily deliveries, assistance with color-mixing and matching, and assistance with paint application techniques and environmental compliance reporting, manufacturers typically service end users through distributors like us. Nevertheless, some paint manufacturers have elected to operate company-owned distribution facilities in selected markets, including markets in which we operate. We believe, however, that the largest automotive paint manufacturers have generally avoided the cost of operating their own distribution network due to their inability to offer multiple lines of paint which prevents them from spreading distribution expenses across the market's entire potential customer base. Consequently, we believe that independent distributors like us, which can sell the products of several paint manufacturers, are better situated to service the end users' needs than the company owned distribution facilities of automotive paint manufacturers.

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

          o automobile manufacturers' use of more complex, durable and expensive automotive finishes;

          o an increase in the number of vehicles repaired by insurance companies' designated "direct repair providers" and;

          o increased use of the internet and electronic commerce for parts ordering and data exchange.

Collision repair shops have been forced to invest in new equipment and additional training of their workers, while there has been a decline in the number of repair jobs. Accordingly, there has been some consolidation in the highly fragmented collision repair industry among end users of automotive paints and accessories. In addition, collision repair shops and car dealerships are seeking to improve their financial performance and competitive position by developing relationships with distributors that can support their businesses with value-added services. This demand for higher levels of service from distributors, combined with lower unit sales volume of paint and supplies, has resulted in a consolidation among after-market distributors. We have led the consolidation among distributors in recent years, having completed 42 acquisitions over the past 11 years.

As the automotive collision repair industry experiences a trend toward consolidation, we believe that our size and current position as a market leader will enable us to continue to maintain profitable growth. We have been able to offset the decline in unit volume by material price increases that we have been able to pass on to our customers due to the technological advancements in paints and coatings. In addition, we believe we will continue to attract new customers due to our value-added services.

PRODUCTS AND SUPPLIERS

We offer our customers a comprehensive selection of prominent brand name products and our own PrivateBrand products. The product line consists of over 31,000 SKUs, including the three leading brands of automotive paints and coatings and a leading brand of related accessories. Our PrivateBrand products include some of the most frequently used refinishing accessories such as masking materials, body fillers, thinners, reducers and cleaners.

We rely on four leading suppliers for the majority of our product requirements. BASF, DuPont, and PPG supply virtually all of our paint products, and 3M is our largest supplier of paint-related accessories. Products supplied by BASF, DuPont, 3M and PPG accounted for approximately 85% of purchases in 2002. Although each of these suppliers generally competes with the others along product lines, we do not believe the products are completely interchangeable because of high brand loyalty among customers and their brand-specific color matching computer systems. We continuously seek opportunities with new and existing suppliers to supply the highest quality products.

Whenever practical, we make purchases from suppliers in minimum quantities that maximize volume discounts. In addition, we participate in periodic, special incentive programs available from suppliers. These programs provide additional purchase discounts and extended payment terms. We also benefit from supplier-provided early payment discounts and from other supplier-supported programs.

SERVICES

We offer comprehensive value-added services designed to assist customers in operating their businesses more effectively. These services include:

   RAPID DELIVERY

Products are delivered to customers using our delivery fleet of approximately 700 trucks. We offer multiple daily deliveries to meet our customers' just-in-time inventory needs. Customer concerns for product availability typically take priority over all other competitive considerations, including price.

   TECHNICAL SUPPORT

Our technical support personnel demonstrate and recommend products. In addition, they assist customers with problems related to their particular product applications. Equipment specialists provide information to customers regarding their heavy equipment requirements, such as spray booths and frame straightening equipment.

   PRODUCT TRAINING

As a result of increasing regulations, manufacturers have introduced technologically advanced, lower VOC paints, which require significantly more sophisticated application techniques. We provide training to customers to teach them the techniques required to work with these products. Training sessions are typically conducted jointly by us and by one or more of our major suppliers at the customer's location or at an off-site location.

   MANAGEMENT SEMINARS

Management seminars are conducted at convenient locations to inform our customers about environmental regulations and compliance, techniques to improve productivity, and industry trends.

   COLOR MATCHING

The growing number of paint colors is a challenge for the refinishing industry. DuPont, for example, has more than 1,000,000 mix formulas. With sophisticated PC-based color matching equipment and specialists, we provide color-matching services to our customers.

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

EMPLOYEES

As of March 1, 2003, we employed approximately 1,460 persons on a full and part-time basis. None of the employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

ITEM 2 - PROPERTIES

The following table sets forth certain information regarding the facilities operated by us as of March 1, 2003.

                                                  NUMBER   NO. OF     NO. OF
                                                    OF     SALES   DISTRIBUTION
STATE                                            OFFICES  OUTLETS     CENTERS
-----                                            -------  -------  ------------

   Alabama....................................                1
   Arizona....................................                3
   California.................................       1       29         1***
   Colorado...................................                4
   Connecticut................................                3
   Delaware...................................                1
   Florida....................................       2*      38         2***
   Georgia....................................                3
   Illinois...................................                4
   Indiana....................................       1        3
   Kentucky...................................                1
   Maryland...................................                3
   Massachusetts..............................                4
   Michigan...................................       1*      11         1***
   Minnesota..................................                3
   New Jersey.................................                7
   North Carolina.............................       1        6         1**
   Ohio.......................................                2
   Oklahoma...................................                1
   Pennsylvania...............................                4
   South Carolina.............................                7
   Texas......................................               13
   Virginia...................................                3
   Wisconsin..................................                4
                                                ------    -----     -----
       Total Offices, Sales Outlets and
        Distribution Centers                         6      158         5


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

We own the distribution center and two sales outlets in Michigan, one sales outlet in Indiana, and one in Florida. The remainder of the sales outlets and the other distribution centers are leased with terms expiring from 2003 to 2008, with options to renew. In a number of instances, our sales outlets are leased from the former owners of businesses acquired by us. We believe that all of our leases are at fair market rates, that presently no single lease is material to our operations, and that alternative sites are presently available at market rates. We are leasing approximately 15,000 square feet of executive offices for our national headquarters located in Indianapolis, Indiana.

ITEM 3 - LEGAL PROCEEDINGS

We are subject to various claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, environmental, product liability, automobile, taxes, discrimination, employment and other matters. We are involved in three superfund site investigations, two in Florida and one in Georgia. Our management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

We have been named as one of a number of defendants in the automotive refinishing industry in a class action complaint by a group of collision repair centers in California. The plaintiffs claim to represent similar businesses throughout the state of California and allege that paint manufacturers engaged in a horizontal price fixing conspiracy. The plaintiffs further allege that the manufacturers together with paint distributors, such as ourselves, engaged in a vertical price fixing conspiracy. Specifically, the plaintiffs allege that manufacturers and distributors agreed not to extend their most favorable pricing terms to the collision repair centers. The court has stayed the vertical pricing fixing component of the class action pending resolution of the horizontal price fixing allegations. Consequently there are no pending deadlines or trial dates with respect to us. We believe that the class action is without merit and we intend to vigorously defend our position. At this time the amount of damages has not been specified.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information concerning the executive officers of the Company who are not also directors:

Robert R. Millard (age 45) joined us in October 1998 as the Senior Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. From February 1996 until September 1998, Mr. Millard served as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Personnel Management, Inc., a publicly held personnel staffing company based in Indianapolis, Indiana. From July 1991 until January 1996, Mr. Millard served as the Corporate Controller of Lacy Diversified Industries, Ltd., an affiliate of LDI.

Charles VanSlaars (age 51) serves as the Senior Vice President of Marketing. He had previously served as the Senior Vice President of Sales for our Eastern Division, a position held from January 2001 until November 2001, and Senior Vice President and General Manager of our Southeastern Division, a position he held from June 1998 to January 2001. From June 1996 until May 1998, Mr. VanSlaars served as an executive officer of LDI AutoPaints, Inc. From 1989 until 1996, Mr. VanSlaars served as Vice President of Parts Depot Company, L.P., a Florida-based distributor of auto paints.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock trades on The NASDAQ Stock Market (SmallCap Market) under the symbol FMST. The number of beneficial owners of our common stock at December 31, 2002, was approximately 375.

The range of high and low closing prices reported by NASDAQ for the last twelve quarters were:

YEAR          QUARTER ENDED            HIGH                LOW
----          -------------          --------           --------

2000          March 31               $  8.000           $  6.750
2000          June 30                   8.000              4.750
2000          September 30              7.000              5.250
2000          December 31               7.000              4.700
2001          March 31                  7.250              4.875
2001          June 30                   9.000              6.000
2001          September 30              8.680              5.760
2001          December 31              10.270              7.250
2002          March 31                 11.670              8.500
2002          June 30                  14.040             10.600
2002          September 30             12.900             10.100
2002          December 31              12.000              9.660

No cash dividends on common stock have been paid during any period and none are expected to be paid in the foreseeable future. We anticipate that all earnings and other cash resources will be retained by us for investment in our business.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000, are derived from our audited consolidated financial statements that are included elsewhere herein. The selected consolidated financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 are derived from our audited consolidated financial statements, which are not included herein. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                             YEAR ENDED
                                                                                            DECEMBER 31,
                                                                   --------------------------------------------------------------
(In thousands, except per share data)                                2002(1)      2001(1)      2000(1)      1999(1)    1998(1)(2)
                                                                   ----------   ----------   ----------   ----------   ----------

PER SHARE
       Net income before extraordinary loss
           Basic                                                   $     1.66   $     0.88   $     0.49   $     0.49   $     0.29
           Diluted                                                 $     1.64   $     0.88   $     0.49   $     0.49   $     0.29
       Extraordinary loss on early extinguishment of debt, net
           Basic                                                   $       --   $     0.07   $       --   $       --   $       --
           Diluted                                                 $       --   $     0.07   $       --   $       --   $       --
       Net income
           Basic                                                   $     1.66   $     0.81   $     0.49   $     0.49   $     0.29
           Diluted                                                 $     1.64   $     0.81   $     0.49   $     0.49   $     0.29
       Pro forma net income (loss)(2)                              $       --   $       --   $       --   $       --   $     0.29

STATEMENTS OF OPERATIONS DATA
       Net sales                                                   $  342,803   $  332,154   $  336,204   $  324,228   $  309,946
       Gross margin                                                $  111,171   $  105,895   $  104,422   $   99,705   $   93,213
       Income from operations                                      $   28,301   $   21,695   $   19,572   $   18,745   $   15,895
       Net income before extraordinary loss                        $   12,897   $    6,703   $    3,727   $    3,711   $    1,988
       Extraordinary loss on early extinguishment of debt, net     $       --   $      495   $       --   $       --   $       --
       Net income                                                  $   12,897   $    6,208   $    3,727   $    3,711   $    1,988
       Pro forma net income (loss)(2)                              $       --   $       --   $       --   $       --   $    2,459
       Weighted average shares
           Outstanding - Diluted                                        7,856        7,648        7,551        7,545        6,780
       Pro forma weighted average
           shares outstanding - Diluted                                    --           --           --           --        7,536

                                                                    DECEMBER 31,
                                    -----------------------------------------------------------------------------
                                      2002(1)         2001(1)         2000(1)         1999(1)          1998(1)(2)
                                    ----------      ----------      ----------      ----------         ----------
BALANCE SHEET DATA
       Net working capital          $   61,271      $   33,087      $   35,209      $   48,147         $   43,452
       Total assets                 $  205,627      $  202,036      $  218,317      $  214,235         $  226,475
       Long-term debt               $   88,726      $   77,868      $   90,652      $  111,603         $  119,120
       Shareholders' equity         $   76,380      $   62,535      $   56,806      $   53,069         $   49,348

----------

(1) The operating results for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 are affected by the acquisition of AutoPaints on June 30, 1998. The operating results of AutoPaints are included in our consolidated operating results since the acquisition date.

(2) Pro forma amounts for the year ended December 31, 1998 has been prepared to give effect to the acquisition of AutoPaints as if the transaction had occurred on January 1, 1998. These amounts are unaudited and are presented for informational purposes only. No pro forma amounts are presented for other acquisitions completed by the Company, as the impact of such acquisitions are not material.

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

OVERVIEW

FinishMaster, Inc. is the leading independent distributor of automotive paints, coatings and paint-related accessories primarily to the automotive collision repair industry in the United States. As of March 1, 2003, we served our customers through 158 sales outlets and three major distribution centers located in 24 states, making us the only national independent distributor in the industry. We have approximately 13,000 customer credit accounts that we provide a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG in addition to our own FinishMaster (Private Brand) refinishing accessory products. We typically are the primary source of supply to our customers and we offer a broad range of services designed to enhance the operating efficiencies and competitive positions of our customers and suppliers. Our operations are currently organized into six geographical regions. We aggregate these six regions into a single reportable segment.

We are the leading consolidator in the automotive refinish distribution industry, having successfully completed as of March 1, 2003 approximately 42 acquisitions over the past 11 years, ranging from "add-on" acquisitions to the strategic acquisitions of Thompson, AutoPaints, and Badger Paint Plus, Inc. We intend to continue our strategy of expanding through acquisitions.

On May 7, 2001, we acquired the assets of Badger Paint Plus, Inc., a Wisconsin corporation, Badger Paint Plus of the Twin Cities, Inc., Badger Paint Plus of Duluth, Inc., Badger Paint Plus of St. Cloud, Inc., Lakeland Sales, Inc., each a Minnesota corporation, and Badger Paint Plus of Chicago, Inc., an Illinois corporation (collectively "Badger"). Badger, like FinishMaster, was an aftermarket distributor of automotive paints, coatings, and paint-related accessories. The purchase price, including related acquisition costs, was $7.4 million and includes the issuance of 93,999 shares of our common stock. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values on the date of the acquisition. Customer lists associated with the acquisition are being amortized over 6 years. Operating results of Badger have been included in our consolidated financial statements from the effective date of the acquisition.

RESULTS OF OPERATIONS

(In thousands)       2002        Change         2001        Change          2000
                  ----------   ----------    ----------   ----------     ----------

Net sales         $  342,803          3.2%   $  332,154        (1.2%)    $  336,204


Net sales increased $10.6 million or 3.2% from 2001 to 2002 due primarily to acquisitions completed in 2002 and the full year effect of prior year acquisitions. During 2002, we completed four acquisitions. Slower overall economic conditions; flat to declining number of automobiles being repaired; and continued productivity improvements in the use of automotive paint by our customers contributed to same store sales growth being flat for the year. During 2002, we initiated several sales and marketing programs, introduced additional selling tools for our sales force and hired additional sales personnel with the objective of increasing our same store sales and market share. These efforts began to produce results during 2002 with same store sales growth of 1.4% per quarter during the last two quarters of the year.

Weakness in demand for automotive paints and related accessories impacted our net sales, which decreased $4.1 million or 1.2% from 2000 to 2001. During 2001, same store sales decreased approximately 2.5% due to soft market conditions throughout most of our distribution network. Net sales acquired through acquisitions contributed approximately $6.5 million or 1.9% of the net sales variance between years. Two acquisitions were completed during 2001, Badger in May and Scotty's Paint Supply, Inc. in December.

Approximately 70% of our net sales consisted of automotive paint products while the remaining portion was paint related accessories.

(In thousands)                2002        CHANGE         2001        CHANGE         2000
                           ----------   ----------    ----------   ----------    ----------

Gross margin(1)            $  111,171          5.0%   $  105,895          1.4%   $  104,422
Percentage of net sales          32.4%                      31.9%                      31.1%


Note (1): Shipping and handling costs are now included in cost of goods sold. Prior period reported results have been changed to conform to this current year presentation.

Gross margin in 2002 increased $5.3 million or 5.0% over 2001 due to higher sales volume and improved margin rate. Higher net sales volume positively impacted margin by $3.4 million. Gross margin as a percentage of net sales increased 50 basis points to 32.4%, positively impacting margins by $1.9 million. This improvement in margin rate was a result of lower shipping and handling costs as a percentage of net sales, price increases on two major product lines implemented one month earlier in the current year fourth quarter compared to the prior year, and higher volume rebates earned under normal vendor programs.

Gross margin dollars in 2001 increased $1.5 million, or 1.4% over the prior year period. Strong gross margin as a percentage of net sales more than offset the negative impact of lower net sales volume. Gross margin as a percentage of net sales increased 80 basis points to 31.9%, positively impacting margin by $2.8 million for the year. Lower net sales volume negatively impacted margin by $1.3 million. The improvement in margin rate was primarily the result of improved inventory management procedures, lower shipping and handling costs as a percentage of net sales, supplier purchasing incentive programs, and large inventory purchases in late 2000 made prior to manufacturers' price increases.

(In thousands)              2002        CHANGE         2001        CHANGE         2000
                         ----------   ----------    ----------   ----------    ----------

Operating expenses       $   35,656          0.1%   $   35,625          2.9%   $   34,622
Percentage of net sales        10.4%                      10.7%                      10.3%


Operating expenses consist of wages, facility, vehicle and related costs for our store and distribution locations.

Operating expenses remained flat from 2001 to 2002 and, as a percentage of net sales, decreased 30 basis points to 10.4%. Higher costs associated with distribution facilities, vehicles, labor and employee health insurance offset lower workers' compensation expenses, supplies and depreciation expense.

Operating expenses increased $1.0 million or 2.9% from 2000 to 2001. As a percentage of net sales, operating expenses increased from 10.3% in 2000 to 10.7% in 2001. Excluding the operating expenses associated with acquired operations in 2001, operating expenses increased $0.8 million between years due primarily to higher wages and benefit costs.

(In thousands)               2002        CHANGE         2001        CHANGE          2000
                          ----------   ----------    ----------   ----------     ----------
Selling, general and
administrative expenses   $   45,940          7.6%   $   42,683        (2.8)%    $   43,928
Percentage of net sales         13.4%                      12.9%                       13.1%


Selling, general and administrative expenses ("SG&A") consist of costs associated with our corporate support staff and expenses for commissions, wages, and customer sales support activities.

SG&A expenses increased $3.3 million or 7.6% from 2001 to 2002 and, as a percentage of net sales, increased 50 basis points to 13.4%. In an effort to increase our sales and market share, we hired additional sales personnel and initiated various sales and marketing programs. These initiatives increased our selling expenses, principally sales labor, during 2002. Higher insurance costs, primarily employee health insurance and casualty insurance, management fees, and bad debt expense also contributed to the increased SG&A expenses in 2002.

SG&A expenses decreased $1.2 million or 2.8% from 2000 to 2001. As a percentage of net sales, SG&A expenses decreased from 13.1% in 2000 to 12.9% in 2001. Excluding the expenses associated with the acquired operations in

2001, SG&A expenses decreased $1.4 million due primarily to lower communication costs, supply expense, bad debt expense and professional fees associated with the implementation of our new computer systems in 2000. Partially offsetting these decreases was higher costs associated with wages and benefits.


(In thousands)                  2002        CHANGE          2001        CHANGE          2000
                             ----------   ----------     ----------   ----------     ----------
Amortization of intangible
  assets                     $    1,274        (78.4)%    $    5,892         (6.5)%  $    6,300
Percentage of net sales             0.4%                        1.8%                        1.9%


Amortization expense decreased $4.6 million or 78.4% between 2001 and 2002 due primarily to the adoption, effective January 1, 2002, of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with finite lives, principally non-compete agreements and customer lists, continue to be amortized over their estimated useful lives.

The decrease in amortization expense between 2000 and 2001 was a result of certain intangible assets, principally non-compete agreements, becoming fully amortized in those years.

(In thousands)               2002        CHANGE          2001        CHANGE          2000
                          ----------   ----------     ----------   ----------     ----------
Interest expense, net     $    6,923       (19.0)%    $    8,547        (26.3)%   $   11,604
Percentage of net sales          2.0%                        2.6%                        3.5%


Interest expense decreased $1.6 million or 19.0% between 2001 and 2002 as a result of lower average outstanding borrowings and lower effective interest rates. Average outstanding borrowings decreased approximately $10.8 million in 2002 compared to the prior year. Effective interest rates were approximately 80 basis points lower in the current year.

Interest expense in 2001 decreased $3.1 million or 26.3% compared to the prior year. Lower average outstanding borrowings in 2001 of approximately $23.3 million were the primary contributor to this favorable decrease in interest expense. Lower effective interest rates of approximately 25 basis points also contributed to the decrease.

(In thousands)               2002         CHANGE         2001         CHANGE         2000
                          ----------    ----------    ----------    ----------    ----------

Income tax expense        $    8,481          31.6%   $    6,445          52.0%   $    4,241
Percentage of net sales          2.5%                        1.9%                        1.3%
Effective tax rate              39.7%                       49.0%                       53.2%


Higher income before income taxes was responsible for the increased income tax expense between 2000, 2001 and 2002. The adoption of SFAS No. 142 reduced our effective tax rate in 2002 to 39.7% due to the elimination of certain goodwill amortization, including non-deductible goodwill amortization. On a comparative basis, the effective tax rate would have been 40.1% and 39.3% in 2001 and 2000, respectively, assuming the adoption of SFAS No. 142 on January 1, 2000. The effective tax rate varied from the federal statutory rate in 2002 due primarily to the provision for state income taxes. The effective tax rate varied from the federal statutory rate in 2001 and 2000 as a result of certain expenses, principally nondeductible intangible amortization. The decrease in the effective tax rate between 2000 and 2001 was due to these nondeductible expenses remaining stable in relation to the higher income before income taxes.

(In thousands)                   2002        CHANGE        2001        CHANGE        2000
                              ----------   ----------   ----------   ----------   ----------
Extraordinary loss on early
 extinguishment of debt,
 net of tax                   $       --           --   $      495           --   $       --
Percentage of net sales                                        0.1%

An extraordinary loss on the early extinguishment of debt of $0.5 million, net of $0.3 million in income tax benefit, resulted from the write-off of the unamortized debt issuance costs related to the early extinguishment of our senior secured and senior subordinated credit facilities in March 2001.

(In thousands, except per share data)     2002         CHANGE         2001         CHANGE         2000
                                       ----------    ----------    ----------    ----------    ----------

Net income                             $   12,897         107.7%   $    6,208          66.6%   $    3,727
Percentage of net sales                       3.8%                        1.9%                        1.1%
Net income per share - basic           $     1.66         102.4%   $     0.81          67.3%   $     0.49
Net income per share - diluted         $     1.64         102.5%   $     0.81          65.3%   $     0.49

Factors contributing to the changes in net income and the related per share amounts are discussed in the detail above.

INFLATION AND OTHER ECONOMIC FACTORS

Inflation affects our cost of materials sold, salaries and other related costs of distribution. To the extent permitted by competition, we offset these higher costs of materials through selective price increases. Our cost of materials sold is also affected by the purchasing opportunities presented to us by our vendors. These opportunities are negotiated on an annual basis and vary from year to year.

Our business may be negatively affected by cyclical economic downturns in the markets in which we operate. Our financial performance is also dependent on our ability to acquire businesses and profitably integrate them into our operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A review of our financial instruments and risk exposures indicates we have exposure to interest rate risk. To reduce this exposure, we entered into interest rate swap agreements in March 2001 with notional amounts of $40.0 million. These agreements intend to convert our senior term credit facility from a floating to a fixed interest rate obligation. The weighted average fixed interest rate under these agreements is 5.43%. In order to maintain effectiveness, the quarterly settlement terms of the swap agreements are established to match the interest payments on the term credit facility. Based upon the Company's outstanding debt at December 31, 2002, and the term for which current interest rates are fixed, a 10% increase in interest rates would increase interest expense for 2003 by an estimated $0.1 million.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                                            2002          2001          2000
                                                       ----------    ----------    ----------
Net working capital                                    $   61,271    $   33,087    $   35,209
Long-term debt                                         $   88,726    $   77,868    $   90,652
Cash (used) in or provided by operating activities     $   (8,974)   $   27,865    $   29,646
Cash (used) in investing activities                    $   (3,257)   $   (5,853)   $   (5,059)
Cash (used) in or provided by financing activities     $   11,324    $  (20,548)   $  (23,693)


Our primary sources of funds over the past three years were from operating activities and borrowings under our credit facilities. Our principal uses of cash were to fund capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Net cash used by operating activities was $9.0 million in 2002, compared with $27.9 million generated by operating activities in 2001. This decrease was the result of a net change in operating assets and liabilities, primarily inventories and accounts payable and other liabilities. Less favorable payment terms in 2002 on large year-end inventory purchases was the primary contributor to the change in accounts payable and other liabilities. Differences in the timing and levels of year-end inventory purchases made prior to manufacturers' price increases resulted in the change in inventories. Partially offsetting the unfavorable change in operating assets and liabilities was increased funds generated in 2002 by higher net income.

Net cash used in investing activities was $3.3 million in 2002, compared with $5.9 million in 2001 due to decreased spending for acquisition activity. During 2002, we completed four acquisitions that utilized $2.4 million of cash compared to two acquisitions and $5.0 million of cash in the prior year. Capital spending was slightly higher in 2002 than in the prior year period. We estimate that capital expenditures for 2003, principally for information technology equipment, will approximate $2.0 million.

Net cash provided by financing activities was $11.3 million in 2002 due primarily to higher borrowings on our credit facilities. We borrowed an additional $10.2 million in 2002 to fund the use of cash for operating and investing activities. Net cash used by financing activities was $20.5 million in 2001. Positive cash provided by operating activities allowed us to repay $19.3 million of debt in 2001.

Total capitalization at December 31, 2002, was $172.7 million, comprised of $96.3 million of debt and $76.4 million of equity. Debt as a percentage of total capitalization was 55.8% compared to 57.8% in the prior year.

At December 31, 2002, we had term credit and revolving credit facilities totaling $70.5 million and senior subordinated debt of $19.9 million. Substantially all of our assets serve as collateral for the revolving credit facility and term credit facility. These credit agreements contain various quarterly and annual covenants pertaining to, among other things, achieving a minimum fixed charge coverage ratio, a maximum leverage ratio, a maximum senior debt leverage ratio, a minimum interest expense coverage ratio and a minimum consolidated net worth level. The covenants also limit purchases and sales of assets and restrict payment of dividends. If any default as described in the credit facilities occurs, the obligations of the lenders to make additional loans automatically terminates and the outstanding obligations become immediately due and payable. We were in compliance with the covenants underlying these credit facilities, and had availability under our revolving credit facility of $20.1 million as of year-end.

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

Deferred Charges - To attract and retain business, we will occasionally invest paint related equipment and/or make upfront cash investments in lieu of discounts with our customers. In consideration for our investments, our customers will make multi-year purchase commitments that include liquidated damages in the event that the customer breaches the commitment. These investments are capitalized and amortized over the commitment period or thirty-six months, whichever is shorter. The amortization is reflected as a reduction of the selling price of the product and is reported as an offset to revenue.

OTHER MATTERS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 also requires that these intangible assets be reviewed for impairment at least annually. Intangible assets with finite lives continue to be amortized over their estimated useful lives.

Effective January 1, 2002, we adopted SFAS 142, which requires that goodwill and indefinite lived assets be tested for impairment at the reporting unit level at adoption and at least annually thereafter. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS 142, we completed the required transitional impairment tests of goodwill and indefinite lived intangible assets and determined the fair value to be in excess of the carrying value of these assets. We also completed the required annual impairment test as of June 30, 2002 and determined the fair value of goodwill and indefinite lived intangible assets to be in excess of the carrying value of these assets.

As required by SFAS 142, intangible assets with finite lives are amortized over their estimated useful lives. Included in intangible assets with finite lives are non-compete agreements and customer lists.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses the financial accounting and reporting obligations associated with the retirement of tangible assets and the associated asset retirement costs. It requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred, which is adjusted to its present value each period. In addition, a corresponding amount must be capitalized by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset.

Effective January 1, 2002, we adopted SFAS 143. The adoption of this Standard did not have a material effect on our consolidated financial statements or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS 142. For a long-lived asset to be held and used, SFAS 144 requires that an impairment loss be recognized if the asset's carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No.
20. SFAS 144 was effective for us in the first quarter of 2002, and it did not have a material effect on our consolidated financial statements or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 limits the recording of gains and losses from the early extinguishments of debt as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The statement requires retroactive reclassification of certain previously recorded extraordinary losses on early extinguishments of debt. The adoption of SFAS 145 will require us to reclassify to operating expense in fiscal year 2003 the extraordinary loss recorded in fiscal year 2001 from the early extinguishments of debt.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146, which is effective for disposal activity initiated after December 31, 2002, addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities. We do not expect the adoption of SFAS 146 to have any material impact on our consolidated financial statements or results of operations.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, (FIN 45),"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. In addition, this Interpretation will require a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for annual or interim financial statements of periods ending after December 15, 2002 (Note 8).

The recognition provisions of FIN 45 are applicable only on a prospective basis for guarantees issued or modified after December 31, 2002. We do not expect the adoption of the recognition provision of FIN 45 to have any material impact on our consolidated financial statements or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." This Issue provides guidance as to how to determine when an arrangement involving multiple deliverables contains more than one unit of accounting and when more than one unit of accounting exists how the arrangement consideration should be allocated to the multiple units. The application of this Issue could affect the timing of the recognition of revenue for multiple deliverable arrangements. The guidance in this Issue is prospective for revenue arrangements entered into after June 30, 2003. We are in the process of analyzing the impact this Issue will have, if any, on our revenue recognition policies in the future.

In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - and amendment of SFAS No. 123." SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the fair-value method of accounting for stock-based compensation. In addition, it requires more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date. We have elected not to account for stock-based compensation using the fair-value method of accounting; however, we have complied with the disclosure requirements of the standard.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (FIN 46), "Consolidation of Variable Interest Entities." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or more commonly referred to as "special purpose entities") and how to determine when and which business enterprise should consolidate the special purpose entity. The Interpretation applies immediately to entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of this Interpretation to have any material impact on our consolidated financial statements or results of operations.

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements pertaining to, among other things, our future results of operations, cash flow needs and liquidity, acquisitions, and other aspects of our business. We may make similar forward-looking statements from time to time. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business strategy or an inability to execute this strategy due to changes in our industry or the economy in general, difficulties associated with assimilating acquisitions, the emergence of new or growing competitors, seasonal and quarterly fluctuations, governmental regulations, the potential loss of key suppliers, the realization of tax benefits from deferred tax assets, limitations on access to capital due to covenant restrictions, and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the future developments described in the forward-looking statements contained in this Report will in fact occur.

SECURITIES AND EXCHANGE COMMISSION FILINGS

All reports filed electronically by us with the United Sales Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current events reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC's website at http://www.sec.gov.

For additional information on FinishMaster, visit our website at http://www.finishmaster.com/ or Corporate News on the Net at http://www.businesswire.com/companyspecific/.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:                                                      Page

       Report of Independent Accountants                                    20

       Consolidated Balance Sheets                                          21

       Consolidated Statements of Operations                                22

       Consolidated Statements of Cash Flows                                23

       Consolidated Statements of Shareholders' Equity                      24

       Notes to Consolidated Financial Statements                           25

       Financial Statement Schedule:

             Schedule II - Valuation and Qualifying Accounts                44

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF FINISHMASTER, INC.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FinishMaster, Inc. and its subsidiaries at December 31, 2002, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 142, effective January 1, 2002.


PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 19, 2003

CONSOLIDATED
BALANCE SHEETS
FINISHMASTER, INC.

                                                                     DECEMBER 31,    DECEMBER 31,
(In thousands, except share amounts)                                     2002            2001
                                                                     ------------    ------------

ASSETS
CURRENT ASSETS
      Cash                                                           $      2,070    $      2,977
      Accounts receivable, net of allowance for doubtful
           accounts of $1,517 and $1,434, respectively                     30,023          28,401
      Inventory                                                            55,566          50,096
      Refundable income taxes                                                 731             543
      Deferred income taxes                                                 4,221           3,947
      Prepaid expenses and other current assets                             2,972           3,627
                                                                     ------------    ------------
      Total current assets                                                 95,583          89,591

PROPERTY AND EQUIPMENT
      Land                                                                    368             368
      Vehicles                                                              2,048           1,205
      Buildings and improvements                                            6,491           6,291
      Machinery, equipment and fixtures                                    14,411          12,682
                                                                     ------------    ------------
                                                                           23,318          20,546
      Accumulated depreciation                                            (17,040)        (12,715)
                                                                     ------------    ------------
                                                                            6,278           7,831

OTHER ASSETS
      Intangible assets, net (Note 3)                                     102,137         102,273
      Deferred income taxes                                                    --           1,770
      Other                                                                 1,629             571
                                                                     ------------    ------------
                                                                          103,766         104,614
                                                                     ------------    ------------
                                                                     $    205,627    $    202,036
                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                               $     15,744    $     37,383
      Amounts due to LDI                                                    1,131             812
      Accrued compensation and benefits                                     7,971           8,578
      Deferred income taxes                                                   121              --
      Other accrued expenses and current liabilities                        1,774           2,124
      Current maturities of long-term debt                                  7,571           7,607
                                                                     ------------    ------------
      Total current liabilities                                            34,312          56,504

LONG-TERM DEBT, LESS CURRENT MATURITIES                                    88,726          77,868
OTHER LONG-TERM LIABILITIES                                                 6,209           5,129
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
      Preferred stock, no par value; 1,000,000 shares authorized;
           No shares issued and outstanding                                    --              --
      Common stock, $1 stated value; 25,000,000 shares authorized;
           7,783,261 and 7,638,863 shares issued and outstanding            7,783           7,638
      Additional paid-in capital                                           28,879          27,936
      Accumulated comprehensive loss                                       (1,286)         (1,146)
      Retained earnings                                                    41,004          28,107
                                                                     ------------    ------------
                                                                           76,380          62,535
                                                                     ------------    ------------
                                                                     $    205,627    $    202,036
                                                                     ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF OPERATIONS
FINISHMASTER, INC.

                                                           YEAR           YEAR           YEAR
                                                          ENDED          ENDED          ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(In thousands, except per share data)                      2002           2001           2000
                                                   ------------   ------------   ------------

NET SALES                                          $    342,803   $    332,154   $    336,204
COST OF SALES                                           231,632        226,259        231,782
                                                   ------------   ------------   ------------
GROSS MARGIN                                            111,171        105,895        104,422

EXPENSES
      Operating                                          35,656         35,625         34,622
      Selling, general and administrative                45,940         42,683         43,928
      Amortization of intangible assets                   1,274          5,892          6,300
                                                   ------------   ------------   ------------
                                                         82,870         84,200         84,850
                                                   ------------   ------------   ------------
INCOME FROM OPERATIONS                                   28,301         21,695         19,572


INTEREST EXPENSE                                          6,923          8,547         11,604
                                                   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                               21,378         13,148          7,968
INCOME TAX EXPENSE                                        8,481          6,445          4,241
                                                   ------------   ------------   ------------

NET INCOME BEFORE EXTRAORDINARY LOSS               $     12,897   $      6,703   $      3,727
      Extraordinary loss on early extinguishment
      of debt, net of tax benefit of $324                    --            495             --
                                                   ------------   ------------   ------------

NET INCOME                                         $     12,897   $      6,208   $      3,727
                                                   ============   ============   ============

NET INCOME PER SHARE - BASIC
      Net income before extraordinary loss         $       1.66   $       0.88   $       0.49
      Extraordinary loss, net of income taxes                --           0.07             --
                                                   ------------   ------------   ------------
      Net income per share (Note 11)               $       1.66   $       0.81   $       0.49

NET INCOME PER SHARE - DILUTED
      Net income before extraordinary loss         $       1.64   $       0.88   $       0.49
      Extraordinary loss, net of income taxes                --           0.07             --
                                                   ------------   ------------   ------------
      Net income per share (Note 11)               $       1.64   $       0.81   $       0.49
                                                   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC               7,742          7,638          7,540
                                                   ============   ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED             7,856          7,648          7,551
                                                   ============   ============   ============

         The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF CASH FLOWS
FINISHMASTER, INC.

                                                             YEAR            YEAR            YEAR
                                                            ENDED           ENDED           ENDED
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(In thousands)                                               2002            2001            2000
                                                     ------------    ------------    ------------

OPERATING ACTIVITIES
  Net income                                         $     12,897    $      6,208    $      3,727
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                         5,100          10,418          11,144
      Deferred income taxes                                 2,473            (388)            222
      Loss on extinguishment of debt                           --             495              --
      Other                                                    --             (97)             --
      Gain on disposal of property and equipment              113             (18)             --
      Changes in operating assets and liabilities
        (excluding the impact of acquisitions):
          Accounts receivable, net                         (1,275)          2,182           1,854
          Inventories                                      (3,765)         15,976          (4,530)
          Prepaid and other assets                         (1,943)            552          (4,091)
          Accounts payable and other liabilities          (22,574)         (7,463)         21,320
                                                     ------------    ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           (8,974)         27,865          29,646

INVESTING ACTIVITIES
  Business acquisitions and payments under
    earn-out provisions for prior acquisitions             (2,364)         (5,001)         (1,853)
  Purchases of property and equipment                        (893)           (703)         (3,110)
  Proceeds from disposal of property and equipment             --              39              10
  Other                                                        --            (188)           (106)
                                                     ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                      (3,257)         (5,853)         (5,059)

FINANCING ACTIVITIES
  Proceeds from the exercise of stock options               1,088               7              --
  Debt issuance costs                                          --          (1,284)           (166)
  Proceeds from debt                                      110,800         167,448          95,357
  Repayment of debt                                      (100,564)       (186,719)       (118,884)
                                                     ------------    ------------    ------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES           11,324         (20,548)        (23,693)
                                                     ------------    ------------    ------------

INCREASE(DECREASE) IN CASH                                   (907)          1,464             894
CASH AT BEGINNING OF PERIOD                                 2,977           1,513             619
                                                     ------------    ------------    ------------
CASH AT END OF PERIOD                                $      2,070    $      2,977    $      1,513
                                                     ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest                                       $      6,684    $      9,464    $     10,687
                                                     ============    ============    ============

      Taxes                                          $      6,358    $      6,009    $      4,230
                                                     ============    ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF SHAREHOLDERS' EQUITY
FINISHMASTER, INC.

                                                                                              ACCUMULATED
                                                   COMMON          PAID-IN       RETAINED    COMPREHENSIVE
(In thousands)                                      STOCK          CAPITAL       EARNINGS         LOSS           TOTALS
                                                 ------------   ------------   ------------  -------------    ------------

BALANCES AT DECEMBER 31, 1999                    $      7,538   $     27,359   $     18,172   $         --    $     53,069
Stock grants issued                                         2              8             --             --              10
Net income for the year                                    --             --          3,727             --           3,727
                                                 ------------   ------------   ------------   ------------    ------------

BALANCES AT DECEMBER 31, 2000                    $      7,540   $     27,367   $     21,899   $         --    $     56,806
Comprehensive income:
    Net income for the year                                --             --          6,208             --           6,208
    Other comprehensive loss:
          Interest rate swap                               --             --             --         (1,146)         (1,146)
                                                                                                              ------------
Total comprehensive income                                                                                    $      5,062
Stock grants issued and options exercised                  98            569             --             --             667
                                                 ------------   ------------   ------------   ------------    ------------

BALANCES AT DECEMBER 31, 2001                    $      7,638   $     27,936   $     28,107   $     (1,146)   $     62,535
Comprehensive income:
    Net income for the year                                --             --         12,897             --          12,897
    Other comprehensive loss:
          Interest rate swap                               --             --             --           (140)           (140)
                                                                                                              ------------
Total comprehensive income                                                                                    $     12,757
Stock grants issued and options exercised                 145            943             --             --           1,088
                                                 ------------   ------------   ------------   ------------    ------------

BALANCES AT DECEMBER 31, 2002                    $      7,783   $     28,879   $     41,004   $     (1,286)   $     76,380
                                                 =========================================================================

         The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
FINISHMASTER, INC.


1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: FinishMaster, Inc. ("the Company" or "FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of December 31, 2002, the Company operated 158 sales outlets and three major distribution centers in 24 states and is organized into six major geographical regions - East, Midwest, Upper Midwest, West, South and Southeast. The Company aggregates its six geographic regions into a single reportable segment. The Company has approximately 13,000 customer credit accounts to which it provides a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to its own FinishMaster PrivateBrand refinishing accessory products. The Company is highly dependent on the key suppliers outlined above, which account for approximately 85% of the Company's purchases.

PRINCIPLES OF CONSOLIDATION: The Company's consolidated financial statements include the accounts of FinishMaster and its wholly owned subsidiaries from the dates of their respective acquisition. All significant intercompany accounts and transactions have been eliminated. References to the Company or FinishMaster throughout this report relate to the consolidated entity.

MAJORITY SHAREHOLDER: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, which is an indirect wholly-owned subsidiary of LDI, Ltd., ("LDI"), an Indiana limited partnership, owns 5,587,516 shares of the Company's common stock, representing 71.8% of the outstanding shares at December 31, 2002, 73.1% of the outstanding shares at December 31, 2001, and 74.1% of the outstanding shares at December 31, 2000. Throughout the remainder of these financial statements, LDI and Distribution are collectively referred to as "LDI."

TRANSACTIONS WITH MAJORITY SHAREHOLDER: The Company reimburses its majority shareholder, LDI, for the cost of insurance, management fees and certain other expenses. Those expenses amounted to $3,247,000, $782,000, and $183,000 for the years ended December 31, 2002, 2001, and 2000, respectively. In 2002, the Company made payments to LDI for workers' compensation and vehicle insurance, which were paid in 2001 directly to the insurance vendor. In addition, the Company leases from LDI its corporate office space. Lease expense and payments for repairs and maintenance to LDI totaled approximately $223,000, $206,000, and $202,000, for the years ended December 31, 2002, 2001, and 2000, respectively. The Company also has subordinated debt payable to LDI (see Note 4, Long-Term
Debt).

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

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2002, and 2001, checks drawn on future deposits and borrowings of $4,169,000 and $3,863,000, respectively, were classified as accounts payable. These amounts represent outstanding checks in excess of funds on deposit.

RECEIVABLES: Trade accounts receivable represents amounts due primarily from automotive collision repair shops and dealerships. Trade receivables are typically not collateralized. No single customer exceeds 10% of the Company's receivables at December 31, 2002. The allowance for doubtful accounts reserve is calculated based on the Company's historical experience in the collection of aged invoices.

INVENTORIES: Inventories are stated at the lower of first-in, first-out cost or market and consist primarily of purchased paint and refinishing supplies. Substantially, all inventories consist of finished goods.

CONSIGNED INVENTORIES: Inventories consigned with customers are stated at net realizable value and consist primarily of purchased paint and refinishing supplies. Consigned inventory amounted to $5,434,000 and $4,561,000 at December 31, 2002 and 2001, respectively.

CONSIGNED EQUIPMENT: Equipment consigned with customers is stated at cost and is depreciated over a three-year period with no residual value. Consigned equipment is classified within other long-term assets in the accompanying consolidated balance sheets and amounted to $602,000 and $578,000, net of accumulated depreciation, at December 31, 2002 and 2001, respectively.

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

Buildings & improvements                                       Up to 30 years
Vehicles                                                       Up to 5 years
Leasehold improvements                                         Life of lease
Machinery, equipment & fixtures                                3 to 12 years

Depreciation expense for 2002, 2001, and 2000 was $2,453,000, $2,287,000, and
$2,215,000, respectively.

REVENUE RECOGNITION: Revenues from product sales are recognized at the time of shipment or delivery to the customers net of estimated returns and allowances.

DEFERRED CHARGES - The Company invests in paint related equipment and makes upfront cash investments in lieu of discounts with customers. In consideration for these investments, customers make multi-year purchase commitments that include liquidated damages in the event that the customer breaches the commitment. These investments are capitalized and amortized over the commitment period or thirty-six months, whichever is shorter. The amortization is reflected as a reduction of revenue in accordance with EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The current portion of deferred charges is classified within other current assets in the accompanying consolidated balance sheets and amounted to $1,100,000 and $1,400,000 at December 31, 2002 and 2001, respectively. The non-current portion of deferred charges is classified within other long term assets and amounted to $754,000 and $55,000 at December 31, 2002 and 2001, respectively.

Amounts reflected as a reduction of revenue in 2002, 2001, and 2000 were $982,000, $1,429,000, and $1,000,000, respectively.

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

INTANGIBLES: Intangibles consist primarily of the excess of cost over the fair market value of net assets of acquired businesses ("goodwill"). Other intangible assets, including customer lists and non-compete agreements, are amortized on a straight-line basis over periods ranging from 3 to 6 years. The majority of the Company's goodwill relates to its November 1997 acquisition of Thompson. The carrying value of goodwill is reviewed annually to determine if an impairment has occurred. If an impairment has occurred, the amount of the loss is recognized. Debt issuance costs are amortized over the term of the related debt agreements.

INTERNAL USE SOFTWARE: Costs incurred to develop or obtain software for internal use within the business are capitalized in accordance with the provisions of Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

During 2002 and 2001, the Company capitalized no software costs. Once placed into service, software costs incurred are depreciated over their estimated useful lives that range from 3 to 5 years.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company utilizes interest rate swaps to reduce its exposure to fluctuations in interest rates. These instruments are recorded on the balance sheet at their fair value. Changes in the fair value of the interest rate swaps are recorded each period in Other Long Term Liabilities and in the Accumulated Comprehensive Loss section of Shareholders' Equity, net of tax.

RECLASSIFICATION: Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

The following table summarizes the assets acquired and liabilities assumed in acquisitions made by FinishMaster in each of the periods presented. All acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Intangible assets such as goodwill, customer lists, and covenants not to compete were recorded with each acquisition, if appropriate. Operating results of acquired entities have been included in FinishMaster's consolidated financial statements from the respective date of purchase.

                                                                     YEAR           YEAR           YEAR
                                                                    ENDED          ENDED          ENDED
                                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(In thousands)                                                       2002           2001           2000

Accounts receivable                                          $        347   $      1,520   $        782
Inventory                                                           1,705          2,670          1,985
Equipment and other                                                   138            506            370
Intangible assets                                                   1,140          5,076          1,278
                                                             ------------   ------------   ------------
                                                                    3,330          9,772          4,415

Less liabilities assumed                                              380          1,075            513
                                                             ------------   ------------   ------------

Acquisition price                                                   2,950          8,697          3,902
Acquisition debt                                                      586          3,046          2,049
Stock grants                                                           --            650             --
                                                             ------------   ------------   ------------

Net assets of businesses acquired, net of acquisition debt   $      2,364   $      5,001   $      1,853
                                                             ============   ============   ============

Number of acquisitions                                                  4              2              6
                                                             ------------   ------------   ------------

Intangibles recorded as a result of these acquisitions are as follows:

                                                                     YEAR           YEAR           YEAR
                                                                    ENDED          ENDED          ENDED
                                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(In thousands)                                                       2002           2001           2000

Goodwill and Other Intangible Assets Purchased
      Goodwill                                               $        178   $      4,375   $        657
      Agreements Not to Compete                                       304            701            621
      Customer Lists                                                  658             --             --
                                                             ------------   ------------   ------------
      Total Purchased                                        $      1,140   $      5,076   $      1,278
                                                             ============   ============   ============

During 2002, the Company completed four acquisitions: Innovative Refinish Supply, Inc. in Arizona; Gil Bezy, Inc., D/B/A Color Master, Inc. in Kentucky; Southern Automotives, Inc., in South Carolina; and Caywood's Paint Supply in California. All acquisitions were funded with cash and debt.

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS

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

A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 is provided below:

                                                                        YEAR           YEAR            YEAR
                                                                       ENDED          ENDED           ENDED
                                                                DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
(In thousands)                                                          2002           2001            2000

REPORTED NET INCOME BEFORE EXTRAORDINARY LOSS                   $     12,897   $      6,703    $      3,727
Extraordinary loss on early extinguishments of debt, net of
income tax benefit of $324                                                --           (495)             --
                                                                ------------   ------------    ------------
REPORTED NET INCOME                                             $     12,897   $      6,208    $      3,727
Add-back goodwill and indefinite lived intangible asset
amortization, net of tax                                                  --          3,144           2,638
                                                                ------------   ------------    ------------
ADJUSTED NET INCOME                                             $     12,897   $      9,352    $      6,365
                                                                ============   ============    ============

REPORTED BASIC EARNINGS PER SHARE BEFORE EXTRAORDINARY LOSS     $       1.66   $       0.88    $       0.49
Extraordinary loss on early extinguishments of debt,
net of tax                                                                --           0.07              --
                                                                ------------   ------------    ------------
REPORTED BASIC EARNINGS PER SHARE                               $       1.66   $       0.81    $       0.49
Add-back goodwill and indefinite lived intangible asset
amortization, net of tax                                                  --           0.41            0.35
                                                                ------------   ------------    ------------
ADJUSTED BASIC EARNINGS PER SHARE                               $       1.66   $       1.22    $       0.84
                                                                ============   ============    ============

REPORTED DILUTED EARNINGS PER SHARE BEFORE EXTRAORDINARY LOSS   $       1.64   $       0.88    $       0.49
Extraordinary loss on early extinguishments of debt,
net of tax                                                                --           0.07              --
                                                                ------------   ------------    ------------
REPORTED DILUTED EARNINGS PER SHARE                             $       1.64   $       0.81    $       0.49
Add-back goodwill and indefinite lived intangible asset
amortization, net of tax                                                  --           0.41            0.35
                                                                ------------   ------------    ------------
ADJUSTED DILUTED EARNINGS PER SHARE                             $       1.64   $       1.22    $       0.84
                                                                ============   ============    ============

The changes in the carrying amount of goodwill and intangible assets for the fiscal year ended December 31, 2002 and 2001 are as follows:

(In thousands)                                                                      2002          2001

Balance as of December 31,                                                    $   99,519    $  100,599
Goodwill acquired during the period                                                  178         4,104
Amortization of goodwill                                                              --        (5,184)
Reclassification due to final purchase price allocation under Statement 141       (3,149)           --
                                                                              ----------    ----------
Balance as of December 31,                                                    $   96,548    $   99,519
                                                                              ==========    ==========

Information regarding the Company's other intangible assets are as follows:

(In thousands)                       GROSS           ACCUMULATED
Balance as of December 31, 2002  CARRYING AMOUNT    AMORTIZATION   NET BOOK VALUE
Customer Lists                     $      4,379     $        705    $      3,674
Non Compete Agreements                   12,730           11,690           1,040
Debt Issue Costs                          1,328              453             875
                                   ------------     ------------    ------------
Total                              $     18,437     $     12,848    $      5,589
                                   ============     ============    ============

(In thousands)                       GROSS           ACCUMULATED
Balance as of December 31, 2001  CARRYING AMOUNT    AMORTIZATION   NET BOOK VALUE
Customer Lists                     $        573      $         --    $        573
Non Compete Agreements                   12,426            11,368           1,058
Debt Issue Costs                          1,328               205           1,123
                                   ------------      ------------    ------------
Total                              $     14,327      $     11,573    $      2,754
                                   ============      ============    ============

Amortization lives for intangible assets range from 3 to 6 years.

Total amortization expenses in 2002, 2001, and 2000 were $1,274,000, $5,892,000 and $6,300,000 respectively. Included in 2001 and 2000 was $5,253,000 and $4,343,000 for goodwill, respectively. Estimated amortization for each of the five succeeding fiscal years based on intangible assets as of December 31, 2002 is expected to be approximately $1,050,000 annually.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                         DECEMBER 31,   DECEMBER 31,
(In thousands)                                                   2002           2001

Revolving Credit Facility                                $     39,520   $     21,590
Term Credit Facility                                           31,000         37,000
Senior Subordinated Debt                                       19,850         19,850
Notes payable to former owners of acquired businesses
      with interest at various rates up to 10%, due at
      various dates through 2007                                4,619          5,578
Other long-term financing at various rates, due at
      various dates through 2010                                1,308          1,457
                                                         ------------   ------------
                                                               96,297         85,475
Less current maturities                                         7,571          7,607
                                                         ------------   ------------

                                                         $     88,726   $     77,868
                                                         ============   ============

REVOLVING CREDIT FACILITY: The Company has a $100.0 million senior secured credit facility with a syndicate of banks. The senior secured credit facility consists of $40.0 million term credit facility and a $60.0 million revolving credit facility. The revolving credit facility is limited to the lesser of (1) $60 million less letter of credit obligations, or (2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory less letter of credit obligations and a reserve for three months facility rent. Principal is due on June 30, 2006. Interest rates and payment dates are variable based upon interest rate and term options selected by management. Interest rates at December 31, 2002 and 2001 on outstanding revolving credit borrowings varied from 3.42% to 4.25% in 2002 and 4.17% to 5.00% in 2001. Revolving credit borrowings are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, which as of December 31, 2002 was 2.0% over LIBOR or 0.0% over prime in the case of Floating Rate Advances and 2.25% over LIBOR or 0.25% over prime in the case of Floating Rate Advances at the end of 2001. The Company is charged an annual administrative fee of $35,000, and an annual commitment fee, payable monthly, that ranges between 0.375% and 0.5% of the unused portion of the revolving line of credit. At December 31, 2002 and 2001, the Company had $20.1 million and $25.0 million, respectively of available borrowings under its revolving credit facility.

In December 2002, the credit facility was amended to allow the Company to borrow up to $10.0 million on an unsecured basis. In December 2002, the Company borrowed $5.0 million, which matured January 31, 2003. This borrowing is classified within long-term debt, as this amount was refinanced with proceeds from the revolver credit facility in 2003.

TERM CREDIT FACILITY: The term loan, which expires on June 30, 2006, requires quarterly principal payments that began on June 30, 2001. Quarterly principal payments in 2002 and 2001 were $1.5 million and $1.0, respectively, and increase in amount each year over the remaining term of the loan. Interest rates and payment dates are variable based upon interest rate and term options selected by management. Interest rates at December 31, 2002 and 2001, were at 3.80% and 4.84%, respectively on outstanding term borrowings. Term borrowings are subject to interest rates, which fluctuate based on the Company's Leverage Ratio, as defined in the Credit Facility, which as of December 31, 2002 was 2.0% over LIBOR or 0.0% over prime in the case of Floating Rate Advances and 2.25% over LIBOR or 0.25% over prime in the case of Floating Rate Advances at the end of 2001.

To convert the Company's new senior term credit facility from a floating to a fixed interest rate obligation, the Company entered into interest rate swap agreements in March 2001 with notional amounts of $40.0 million. The notional amounts under the swap agreements are reduced according to the senior term credit facility's amortization schedule. The weighted average fixed interest rate under these agreements is 5.43%. In order to maintain effectiveness, the quarterly settlement terms of the swap agreements are established to match the interest payments on the term credit facility. The decrease in the fair value of the interest rate swap for December 31, 2002 and 2001 was ($1.0) million and ($1.1) million, respectively. The change in the fair market value was recorded in the Accumulated Comprehensive Loss section of the Shareholders' Equity, net of tax.

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

As of December 31, 2002, and 2001, the Company was in compliance with its covenants.

SENIOR SUBORDINATED DEBT: The Company has a $19.9 million senior subordinated term credit facility with LDI. All outstanding principal is due on March 29, 2007, and interest is paid quarterly at a rate of 12.0% per annum.

EARLY EXTINGUISHMENT OF DEBT: An extraordinary loss on the early extinguishment of debt of $0.5 million, net of $0.3 million in income tax benefit, resulted from the write-off of the unamortized debt issuance costs related to the early extinguishment of our senior secured and senior subordinated credit facilities in March 2001.

The aggregate principal payments for the next five years subsequent to December 31, 2002, are as follows:

(In thousands)

2003                                                                      7,571
2004                                                                      9,437
2005                                                                     11,085
2006                                                                     47,165
2007                                                                     21,039
                                                                   ------------
                                                                   $     96,297
                                                                   ============

The carrying amounts of certain financial instruments such as cash, accounts receivable, accounts payable, and long-term debt approximate their fair values. The fair value of long-term debt is estimated using discounted cash flows and the Company's current incremental borrowing rates for similar types of arrangements.

5. EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan ("Plan"), which covers substantially all employees who have met certain requirements as to date of service. The Company currently contributes on a graduated scale up to 50% of each $1.00 contributed by employees up to 6% of their annual compensation. Prior to 2002, the Company contribution was a graduated scale up to 25% of each $1.00 contributed by employees up to 6% of their annual compensation. The Company contributions charged to operations under the Plan were approximately $657,000, $316,000, and $279,000, for the years ended December 31, 2002, 2001, and 2000, respectively. In addition, the Company may contribute to the Plan, at the discretion of the Board of Directors, an additional amount up to 4% of employees' annual compensation. In 2001, a discretionary contribution of 2% of employees' annual compensation was awarded in the amount of $900,000; no discretionary contribution was made in 2002.

6. STOCK OPTIONS

The Company has a stock option plan under which officers, key employees, and directors may be granted options to purchase stock. There are 750,000 shares of common stock reserved for issuance under the plan. All options granted under this plan have been granted at a price not less than the fair market value of the Company's common stock on the date of grant and have a maximum life of ten years from the date of the grant. Certain stock options granted in 2002, 2001, and 2000 were also fully vested at the date of issue, while others vest over periods ranging from one to four years.

The Company recognizes compensation expense related to its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Options are granted at a price not less than the fair market value of the Company's common stock on the date of grant, therefore no compensation expense is recognized. Had compensation expense been determined at the date of grant based on the fair value of the awards consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

                                                                                       YEAR              YEAR               YEAR
                                                                                      ENDED             ENDED              ENDED
                                                                               DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
(In thousands, except per share data)                                                  2002              2001               2000

Net income before extraordinary loss
      As reported                                                             $      12,897     $       6,703      $       3,727
      Pro forma                                                               $      12,636     $       6,538      $       3,135

Extraordinary loss on early extinguishment of debt, net
      As reported                                                             $          --     $         495      $          --
      Pro forma                                                               $          --     $         495      $          --

Net income
      As reported                                                             $      12,897     $       6,208      $       3,727
      Pro forma                                                               $      12,636     $       6,043      $       3,135

Net income per share before extraordinary loss
      As reported, Basic                                                      $        1.66     $        0.88      $        0.49
      As reported, Diluted                                                    $        1.64     $        0.88      $        0.49

      Pro forma, Basic                                                        $        1.63     $        0.86      $        0.42
      Pro forma, Diluted                                                      $        1.61     $        0.86      $        0.42

Extraordinary loss on early extinguishment of debt, net
      As reported                                                             $          --     $        0.07      $           --
      Pro forma                                                               $          --     $        0.07      $           --

Net income per share
      As reported, Basic                                                      $        1.66     $        0.81      $         0.49
      As reported, Diluted                                                    $        1.64     $        0.81      $         0.49

      Pro forma, Basic                                                        $        1.63     $        0.79      $         0.42
      Pro forma, Diluted                                                      $        1.61     $        0.79      $         0.42

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2002, 2001, and 2000, respectively: risk free interest rate of 4.7%, 5.0%, and 6.4%; no dividend yield; expected option lives of nine years; and stock price volatility of 41.9%, 42.9%, 48.5%.



                                         DECEMBER 31,                 DECEMBER 31,                  DECEMBER 31,
                                            2002                          2001                          2000
                                ---------------------------   ---------------------------   ---------------------------
                                                 WEIGHTED -                    WEIGHTED -                    WEIGHTED -
                                                    AVERAGE                       AVERAGE                       AVERAGE
                                                   EXERCISE                      EXERCISE                      EXERCISE
                                     OPTIONS          PRICE        OPTIONS          PRICE        OPTIONS          PRICE


Outstanding-beginning of year        593,180   $       8.14        612,334   $       8.13        524,034   $       8.35
Granted                               52,348   $      11.75         15,936   $       7.74         92,200   $       7.28
Exercised                            142,842   $       7.44          1,000   $       6.59             --   $         --
Forfeited                             25,550   $      10.75         34,090   $       7.87          3,900   $       8.50
                                ------------   ------------   ------------   ------------   ------------   ------------
Outstanding-end of year              477,136   $       8.60        593,180   $       8.14        612,334   $       8.13
                                ============   ============   ============   ============   ============   ============
Exercisable-end of year              461,136   $       8.50        578,780   $       8.06        563,534   $       8.06
                                ============   ============   ============   ============   ============   ============

                                                EXERCISE PRICE RANGE
                                     ------------------------------------------
                                      $5.34-$8.25  $10.25-$12.51       TOTAL
                                     ------------  -------------   ------------

Options outstanding                       268,363        208,773        477,136
Weighted average exercise price      $       6.68   $      11.07   $       8.60
Average remaining contractual life      6.5 years      5.0 years      6.0 years
Options exercisable                       268,363        192,773        461,136
Weighted average exercise price      $       6.68   $      11.02   $       8.50
                                     ============   ============   ============

The weighted-average fair value of options granted during the years ended December 31, 2002, 2001, and 2000, were $7.06, $4.66, and $4.75, per option, respectively, where the exercise price of the options equaled the market price on the date of grant. Certain options were granted during 2002 and 2000 where the exercise price of the options exceeded the market value of the stock on the date of grant. The weighted-average fair value of these options was $6.58 and $4.61 per option at December 31, 2002 and 2000, respectively.

7. INCOME TAXES

The provision for federal and state income taxes consisted of the following:

                                                  YEAR            YEAR            YEAR
                                                 ENDED           ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(In thousands)                                    2002            2001            2000

Current:
      Federal                             $      4,901    $      5,562    $      3,202
      State                                      1,107           1,272             817
                                          ------------    ------------    ------------
                                                 6,008           6,834           4,019
                                          ------------    ------------    ------------
Deferred:
      Federal                                    2,123            (334)            193
      State                                        350             (55)             29
                                          ------------    ------------    ------------
                                                 2,473            (389)            222
                                          ------------    ------------    ------------

                                          $      8,481    $      6,445    $      4,241
                                          ============    ============    ============

The total provision for federal and state income taxes consisted of the following:

                                                  YEAR           YEAR            YEAR
                                                 ENDED          ENDED           ENDED
                                          DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
(In thousands)                                    2002           2001            2000

Provision from continuing operations      $      8,481   $      6,445    $      4,241
Benefit from extraordinary charge                   --           (324)             --
                                          ------------   ------------    ------------
                                          $      8,481   $      6,121    $      4,241
                                          ============   ============    ============

The reconciliation of income taxes computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                YEAR            YEAR            YEAR
                                               ENDED           ENDED           ENDED
                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                2002            2001            2000

Federal statutory tax rate                      34.0%           34.0%           34.0%
State tax provision                              5.6%            7.0%            7.0%
Nondeductible intangible amortization            0.0%            6.3%            8.4%
Other                                            0.1%            1.7%            3.8%
                                        ------------    ------------    ------------
Effective tax rate                              39.7%           49.0%           53.2%
                                        ============    ============    ============

Significant components of the Company's deferred tax assets as of December 31, 2002, and 2001 are as follows:

                                                DECEMBER 31,    DECEMBER 31,
(In thousands)                                          2002            2001

Deferred tax assets:
Depreciation                                    $        385    $      1,038
Amortization of intangibles                               --             634
Allowances                                             1,631           1,264
Inventory                                              1,294           1,398
Accrued expenses and other                             1,807           1,383
                                                ------------    ------------
     Total deferred tax assets                  $      5,117    $      5,717

Deferred tax liabilities:
Amortization of intangibles                           (1,017)             --
                                                ------------    ------------
     Total deferred tax liabilities             $     (1,017)   $         --
                                                ------------    ------------

Net tax effect of temporary differences         $      4,100    $      5,717
                                                ============    ============

8.  COMMITMENTS AND CONTINGENCIES

The Company occupies facilities and uses equipment and vehicles under operating lease agreements requiring annual rental payments approximating the following amounts for the five years subsequent to December 31, 2002:

(In thousands)

2003                                                           $       8,408
2004                                                                   6,084
2005                                                                   4,324
2006                                                                   2,322
2007                                                                   1,284
Thereafter                                                               528
                                                               -------------
                                                               $      22,950
                                                               =============

Rent expense charged to operations, including short-term leases, totaled approximately $8.6 million, $8.5 million, and $8.4 million, for the years ended December 31, 2002, 2001, and 2000, respectively.

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

The Company is subject to various claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, environmental, product liability, automobile, taxes, discrimination, employment and other matters. The Company is involved in three superfund site investigations, two in Florida and one in Georgia. Our management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

The Company has been named as one of a number of defendants in the automotive refinishing industry in a class action complaint by a group of collision repair centers in California. The plaintiffs claim to represent similar businesses throughout the state of California and allege that paint manufacturers engaged in a horizontal price fixing conspiracy. The plaintiffs further allege that the manufacturers together with paint distributors engaged in a vertical price fixing conspiracy. Specifically, the plaintiffs allege that manufacturers and distributors agreed not to extend their most favorable pricing terms to the collision repair centers. The court has stayed the vertical pricing fixing component of the class action pending resolution of the horizontal price fixing allegations.

Consequently there are no pending deadlines or trial dates with respect to the Company. The Company believes that the class action is without merit. The Company intends to vigorously defend its position. At this time the amount of damages has not been specified.

In the normal course of business the Company also enters into various guarantees and indemnities in its relationships with suppliers, service providers, customers and others. The Company does not believe these guarantees and indemnifications will have a material impact on the Company's financial condition or results of operations, although indemnification associated with the Company's actions generally have no dollar limitations.

9. NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 limits companies from recording gains and losses from the early extinguishments of debt as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Statement requires retroactive reclassification of certain previously recorded extraordinary losses on early extinguishments of debt. The Company does not believe that the adoption of this Standard will have material impact on the Company's consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. In addition, this Interpretation will require a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for annual or interim financial statements of periods ending after December 15, 2002 (Note 8). The recognition provisions of FIN 45 are applicable only on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not believe that the adoption of this Interpretation will have material impact on the Company's consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." This Issue provides guidance as to how to determine when an arrangement involving multiple deliverables contains more than one unit of accounting and when more than one unit of accounting exists how the arrangement consideration should be allocated to the multiple units. The application of this Issue could affect the timing of the recognition of revenue for multiple deliverable arrangements. The guidance in this Issue is prospective for revenue arrangements entered into after June 30, 2003. The Company is in the process of analyzing the impact this issue will have, if any, on the Company's revenue recognition in the future.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the quarterly results of operations for each period presented.

                                                                   THREE MONTHS ENDED
                                                 ---------------------------------------------------------
                                                    MARCH 31,       JUNE 30,  SEPTEMBER 30,   DECEMBER 31,
(In thousands, except per share data)                    2002           2002           2002           2002
                                                 ------------   ------------  -------------   ------------

Net sales                                        $     84,261   $     87,788   $     88,361   $     82,393
Gross margin                                           27,217         28,227         27,853         27,874
Income from operations                                  7,082          8,030          6,873          6,316
Income before income taxes                              5,307          6,217          5,160          4,694
Net income                                       $      3,124   $      3,664   $      3,144   $      2,965

Net income before extraordinary loss - Basic     $       0.41   $       0.47   $       0.40   $       0.38
                                                 ============   ============   ============   ============

Net income before extraordinary loss - Diluted   $       0.40   $       0.46   $       0.40   $       0.38
                                                 ============   ============   ============   ============

                                                                    THREE MONTHS ENDED
                                                 ---------------------------------------------------------
                                                    MARCH 31,       JUNE 30,  SEPTEMBER 30,   DECEMBER 31,
(In thousands,  except per share data)                   2001           2001           2001           2001
                                                 ------------   ------------  -------------   ------------

Net sales                                        $     82,932   $     85,925  $      83,457   $     79,840
Gross margin                                           25,725         26,869         26,882         26,419
Income from operations                                  4,795          5,911          5,617          5,372
Income before income taxes                              2,487          3,936          3,208          3,517
Net income before extraordinary loss                    1,334          1,982          1,619          1,768
Net income                                       $        839   $      1,982   $      1,619   $      1,768

Net income before extraordinary loss - Basic     $       0.18   $       0.26   $       0.21   $       0.23
Extraordinary loss, net of tax - Basic                   0.07             --             --             --
                                                 ------------   ------------   ------------   ------------
Net income per share - Basic                     $       0.11   $       0.26   $       0.21   $       0.23
                                                 ============   ============   ============   ============

Net income before extraordinary loss - Diluted   $       0.18   $       0.26   $       0.21   $       0.23
Extraordinary loss, net of tax - Diluted                 0.07             --             --             --
                                                 ------------   ------------   ------------   ------------
Net income per share - Diluted                   $       0.11   $       0.26   $       0.21   $       0.23
                                                 ============   ============   ============   ============

Certain amounts in the quarterly results of operations presented above have been reclassified from previous reported quarterly financial results. These reclassifications were primarily for moving shipping and handling costs from operating expenses to cost of goods sold.

11. NET INCOME PER SHARE

In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding, adjusted for the effect of dilutive stock options. All net income per share amounts reported herein are in accordance with the provisions of this Statement.

The following table sets forth the computation of basic and diluted net income per share:

                                                              YEAR           YEAR           YEAR
                                                             ENDED          ENDED          ENDED
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(In thousands, except per share data)                         2002           2001           2000
Numerator:
      Net income before extraordinary loss            $     12,897   $      6,703   $      3,727
      Extraordinary loss on early extinguishment of
      debt, net of tax benefit of $324                          --            495             --
                                                      ------------   ------------   ------------
      Net income                                      $     12,897   $      6,208   $      3,727
                                                      ------------   ------------   ------------
Denominator:
      Basic-weighted average shares                          7,742          7,638          7,540
      Effect of dilutive stock options                         114             10             11
                                                      ------------   ------------   ------------
      Diluted-weighted average shares                        7,856          7,648          7,551
                                                      ------------   ------------   ------------

Net income per share - Basic
      Net income before extraordinary loss            $       1.66   $       0.88   $       0.49
      Extraordinary loss, net of tax benefit                    --           0.07             --
                                                      ------------   ------------   ------------
Basic net income per share                            $       1.66   $       0.81   $       0.49
                                                      ------------   ------------   ------------

Net income per share - Diluted
      Net income before extraordinary loss            $       1.64   $       0.88   $       0.49
      Extraordinary loss, net of tax benefit                    --           0.07             --
                                                      ------------   ------------   ------------
Diluted net income per share                          $       1.64   $       0.81   $       0.49
                                                      ============   ============   ============

For all years presented, antidilutive stock options were excluded in the determination of dilutive earnings per share.

ITEM 9 - CHANGES IN, AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2002

ITEM 11 - EXECUTIVE COMPENSATION

Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2002

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2002

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of December 31, 2002

ITEM 14 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

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

       (3) The Exhibits filed herewith or incorporated herein by reference are set forth in the Exhibit Index on page 43.

(b)    REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 25, 2003                        FINISHMASTER, INC.

                                           By: /s/ Robert R. Millard
                                               -------------------------
                                                   Robert R. Millard

                                           Senior Vice President, Finance
                                           And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                      Date                    Title
        ---------                      ----                    -----

(1) Principal Executive Officer:

/s/ Andre B. Lacy
---------------------------
Andre B. Lacy                     March 25, 2003     Chairman of the Board and
                                                     Chief Executive Officer
(2) Principal Financial
    and Accounting Officer:

/s/ Robert R. Millard
---------------------------
Robert R. Millard                 March 25, 2003     Senior Vice President,
                                                     Finance and Chief Financial
                                                     Officer
(3) A Majority of the
    Board of Directors:

/s/ Andre B. Lacy
---------------------------
Andre B. Lacy                     March 25, 2003     Director

/s/ Thomas U. Young
---------------------------
Thomas U. Young                   March 25, 2003     Director

/s/ David N. Shane
---------------------------
David N. Shane                    March 25, 2003     Director

/s/ Margot L. Eccles
---------------------------
Margot L. Eccles                  March 25, 2003     Director

/s/ J.A. Lacy
---------------------------
J.A. Lacy                         March 25, 2003     Director

/s/ Peter L. Frechette
---------------------------
Peter L. Frechette                March 25, 2003     Director

/s/ David W. Knall
---------------------------
David W. Knall                    March 25, 2003     Director

/s/ Michael L. Smith
---------------------------
Michael L. Smith                  March 25, 2003     Director

/s/ Walter S. Wiseman
---------------------------
Walter S. Wiseman                 March 25, 2003     Director

                                  CERTIFICATION

By signing below, each of the undersigned officers hereby certifies that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of FinishMaster, Inc.

Date: March 25, 2003                                 By: /s/ Andre B.Lacy
                                                     --------------------------
                                                     Andre B. Lacy
                                                     Chief Executive Officer

                                                     By: /s/ Robert R. Millard
                                                     --------------------------
                                                     Robert R. Millard
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                  CERTIFICATION

I, Andre B. Lacy, certify that:

     1.   I have reviewed this annual report on Form 10-K of FinishMaster, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                       /s/ Andre B. Lacy
                                           -----------------
                                           Andre B. Lacy
                                           Chairman and Chief Executive Officer

I, Robert R. Millard, certify that:

     1.   I have reviewed this annual report on Form 10-K of FinishMaster, Inc.:

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: March 25, 2003          /s/ Robert R. Millard
                              ---------------------
                              Robert R. Millard
                              Senior Vice President and Chief Financial Officer

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

   99(b)       First Amendment to Credit Agreement dated as of December 14,
               2001, among FinishMaster, Inc., the Institutions from Time to
               Time Parties Thereto as Lenders and National City Bank of
               Indiana, as Agent

   99(c)*      Second Amendment to Credit Agreement dated as of December 23,
               2002, among FinishMaster, Inc., the Institutions from Time to
               Time Parties Thereto as Lenders and National City Bank of
               Indiana, as Agent

   99(d) Subordinated Note Agreement, dated as of March 29, 2001, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with
               Form 10-Q dated May 14, 2001)

*filed herein

         Schedule II - Valuation and Qualifying Accounts (In thousands)

                                                                                      BALANCE
                                         BALANCE AT   CHARGED TO                       AT END
                                         BEGINNING     COSTS AND                        OF
DESCRIPTION                              OF PERIOD     EXPENSES     DEDUCTIONS         PERIOD
------------------------------------    -----------   ----------   ------------     -----------
Year ended December 31, 2002:
     Allowance for doubtful accounts    $     1,434   $    1,135   $     1,052(A)   $     1,517

Year ended December 31, 2001:
     Allowance for doubtful accounts    $     1,337   $      723   $       626(A)   $     1,434

Year ended December 31, 2000:
     Allowance for doubtful accounts    $     1,419   $    1,011   $     1,093(A)   $     1,337

(A) Represents uncollectible accounts written off, less recoveries.