Form 10-Q
period 2003-03-31
FINISHMASTER INC
filed 2003-05-06
CIK 917321

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

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
Yes  X          No
   -----          -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes                No  X
                                           -----             -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was $26,500,000.

On March 31, 2003, there were 7,790,671 shares of the Registrant's common stock outstanding.

                               FINISHMASTER, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                TABLE OF CONTENTS

                                                                                                                   PAGE
Part I. Financial Information                                                                                         3

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets (unaudited)                                                               3

      Condensed Consolidated Statements of Operations (unaudited)                                                     4

      Condensed Consolidated Statements of Cash Flows (unaudited)                                                     5

      Condensed Consolidated Statements of Shareholders' Equity (unaudited)                                           6

      Notes to Condensed Consolidated Financial Statements (unaudited)                                                7

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                     10

   Item 3. Controls and Procedures                                                                                   14

Part II. Other Information                                                                                           14

   Item 6. Exhibits and Reports on Form 8-K                                                                          14

   Signatures                                                                                                        16

   Certifications                                                                                                    17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               FINISHMASTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                           MARCH 31,  DECEMBER 31,
                                                             2003       2002 (1)
                                                          ----------  ------------
ASSETS                                                         (unaudited)
CURRENT ASSETS
     Cash                                                 $   3,364    $   2,070
     Accounts receivable, net of allowance for doubtful
        accounts of $1,663 and $1,517, respectively          29,809       30,023
     Inventory                                               47,098       55,566
     Refundable income taxes                                      -          731
     Deferred income taxes                                    4,164        4,221
     Prepaid expenses and other current assets                2,306        2,972
                                                          ---------    ---------
       Total Current Assets                                  86,741       95,583

PROPERTY AND EQUIPMENT, NET                                   5,809        6,278

OTHER ASSETS
     Intangible assets, net                                 101,911      102,137
     Other                                                    1,909        1,629
                                                          ---------    ---------
                                                            109,629      103,766
                                                          ---------    ---------
                                                          $ 196,370    $ 205,627
                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                     $  21,944    $  15,744
     Amounts due to LDI                                       1,212        1,131
     Accrued compensation and benefits                        5,909        7,971
     Accrued expenses and other current liabilities           2,775        1,895
     Current maturities of long-term debt                     8,023        7,571
                                                          ---------    ---------
       Total Current Liabilities                             39,863       34,312

LONG-TERM DEBT, LESS CURRENT MATURITIES                      70,222       88,726
OTHER LONG-TERM LIABILITIES                                   7,001        6,209

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
        authorized; no shares issued or outstanding               -            -
     Common stock, $1 stated value, 25,000,000
        shares authorized; 7,790,671 and 7,783,261
        shares issued and outstanding                         7,791        7,783
     Additional paid-in capital                              28,928       28,879
     Accumulated other comprehensive loss                    (1,212)      (1,286)
     Retained earnings                                       43,777       41,004
                                                          ---------    ---------
                                                             79,284       76,380
                                                          ---------    ---------
                                                          $ 196,370    $ 205,627
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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      ----------------------------------
                                                                           2003               2002
                                                                      --------------     ---------------
NET SALES                                                             $       83,495     $        84,261

COST OF SALES                                                                 56,788              57,045
                                                                      --------------     ---------------

GROSS MARGIN                                                                  26,707              27,216
                                                                      --------------     ---------------

EXPENSES
     Operating                                                                 9,186               9,244
     Selling, general and administrative                                      10,837              10,582
     Amortization of intangible assets                                           307                 246
                                                                      --------------     ---------------
                                                                              20,330              20,072
                                                                      --------------     ---------------

INCOME FROM OPERATIONS                                                         6,377               7,144

INTEREST EXPENSE, NET                                                          1,718               1,837
                                                                      --------------     ---------------

INCOME BEFORE INCOME TAXES                                                     4,659               5,307

INCOME TAX EXPENSE                                                             1,886               2,183
                                                                      --------------     ---------------

NET INCOME                                                            $        2,773     $         3,124
                                                                      ==============     ===============

NET INCOME PER SHARE -- BASIC                                         $         0.36     $          0.41
                                                                      ==============     ===============

NET INCOME PER SHARE -- DILUTED                                       $         0.35     $          0.40
                                                                      ==============     ===============

WEIGHTED AVERAGE SHARES OUTSTANDING -- BASIC                                   7,791               7,648
                                                                      ==============     ===============
WEIGHTED AVERAGE SHARES OUTSTANDING -- DILUTED                                 7,907               7,762
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

                               FINISHMASTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                      --------------------
OPERATING ACTIVITIES                                                                    2003        2002
                                                                                      --------    --------
   Net income                                                                         $  2,773    $  3,124
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                   1,382       1,289
         Changes in operating assets and liabilities
             (excluding the impact of acquisitions):
                  Accounts receivable, net                                                 163      (2,663)
                  Inventories                                                            8,487       1,352
                  Prepaid expenses and other assets                                       (522)      1,118
                  Accounts payable and other liabilities                                 7,168      (6,445)
                                                                                      --------    --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        19,451      (2,225)

INVESTING ACTIVITIES
  Business acquisitions and payments under earn-out provisions of prior
       acquisition agreements                                                              (36)       (200)
   Purchases of property and equipment                                                    (127)       (346)
                                                                                      --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                                     (163)       (546)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                                  58           -
   Proceeds from debt                                                                   13,430      28,993
   Repayment of debt                                                                   (31,482)    (26,217)
                                                                                      --------    --------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                       (17,994)      2,776
                                                                                      --------    --------

INCREASE IN CASH                                                                         1,294           5
CASH AT BEGINNING OF PERIOD                                                              2,070       2,977
                                                                                      --------    --------
CASH AT END OF PERIOD                                                                 $  3,364    $  2,982
                                                                                      ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS
OF SHAREHOLDERS' EQUITY
FINISHMASTER, INC.


                                                                                          ACCUMULATED OTHER
                                                 COMMON        PAID-IN       RETAINED       COMPREHENSIVE
(In thousands)                                   STOCK         CAPITAL       EARNINGS           LOSS              TOTALS
                                              -----------   ------------   ------------  -------------------   -----------
BALANCES AT DECEMBER 31, 2001                  $   7,638     $   27,936     $   28,107       $   (1,146)       $    62,535
Comprehensive income:
    Net income for the year                            -              -         12,897                -             12,897
    Other comprehensive loss:
          Interest rate swap                           -              -              -             (140)              (140)
                                                                                                               -----------
Total comprehensive income                                                                                     $    12,757
Stock grants issued and options exercised            145            943              -                -              1,088
                                               ---------     ----------     ----------       ----------        -----------

BALANCES AT DECEMBER 31, 2002                  $   7,783     $   28,879     $   41,004       $   (1,286)       $    76,380
Comprehensive income:
    Net income for the quarter                         -              -          2,773                -              2,773
    Other comprehensive -income:
          Interest rate swap                           -              -              -               74                 74
                                                                                                               -----------
Total comprehensive income                                                                                     $     2,847
Stock grants issued and options exercised              8             49              -                -                 57
                                               ---------     ----------     ----------       ----------        -----------
BALANCES AT MARCH 31, 2003                     $   7,791     $   28,928     $   43,777       $   (1,212)       $    79,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

FINISHMASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

BASIS OF PRESENTATION: The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our 2002 Annual Report on Form 10-K.

NATURE OF BUSINESS: FinishMaster, Inc. ("FinishMaster") is the leading national distributor of automotive paints, coatings, and paint-related accessories to the automotive collision repair industry. As of March 31, 2003, we operated 157 sales outlets and three major distribution centers in 23 states and were organized into six major geographical regions -- East, Midwest, Upper Midwest, West, South and Southeast. We aggregate these six geographical regions into a single reportable segment. We have approximately 13,000 customer credit accounts to which we provide a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG, in addition to our own FinishMaster PrivateBrand refinishing accessory products. We are highly dependent on the key suppliers outlined above, which account for approximately 85% of our purchases.

PRINCIPLES OF CONSOLIDATION: Our consolidated financial statements include the accounts of FinishMaster and its wholly owned subsidiaries from the dates of their respective acquisition. All significant inter-company accounts and transactions have been eliminated. References to FinishMaster throughout this report relate to the consolidated entity.

MAJORITY SHAREHOLDER: Lacy Distribution, Inc. ("Distribution"), an Indiana corporation, is a wholly owned subsidiary of LDI, Ltd. ("LDI"), an Indiana limited partnership, and is our majority shareholder with 5,587,516 shares of common stock, representing 71.7% of the outstanding shares at March 31, 2003. LDI and Distribution are collectively referred to herein as "LDI."

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: We utilize derivative financial instruments, principally interest rate swaps, to reduce our exposure to fluctuations in interest rates. These instruments are recorded on the balance sheet at their fair value. Changes in the fair value of interest rate swap are recorded each period in Other Long Term Liabilities and the net of tax effect is recorded in the Accumulated Other Comprehensive Loss section of Shareholders' Equity.

RECLASSIFICATION: Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

During the first quarter of 2003, we completed one acquisition, Rankin Auto Body Supplies, Inc., in New Jersey. The acquisition was completed on March 28, 2003, and was funded with cash.

During 2002, we completed four acquisitions: Innovative Refinish Supply, Inc., in Arizona during the first quarter; Gil Bezy, Inc., D/B/A Color Master, Inc. in Kentucky and Southern Automotive, Inc. in South Carolina during the third quarter; and Caywood's Paint Supply in California during the fourth quarter. These acquisitions were funded with cash and debt.

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:


(in thousands, except per share data)                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------------------
                                                                   2003                    2002
Numerator:
     Net income                                               $         2,773        $          3,124
                                                              ===============        ================
Denominator:
     Basic-weighted average shares                                      7,791                   7,648
     Effect of dilutive stock options                                     114                     114
                                                              ---------------        ----------------
     Diluted-weighted average shares                                    7,905                   7,762
                                                              ===============        ================

Net income per share -- basic                                 $          0.36        $           0.41
                                                              ===============        ================

Net income per share -- diluted                               $          0.35        $           0.40
                                                              ===============        ================

4. COMMITMENTS AND CONTINGENCIES

We are dependent on four main suppliers for the purchases of the paint and related supplies that we distribute. A loss of one of these suppliers or a disruption in the supply of their products provided could have a material adverse effect on our operating results. These suppliers also provide purchase discounts, prompt payment discounts, extended terms, and other incentive programs to us. To the extent these programs are changed or terminated, there could be a material adverse impact on our results of operations or cash flows.

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

We have been named as one of a number of defendants in the automotive refinishing industry in a class action complaint by a group of collision repair centers in California. The plaintiffs claim to represent similar businesses throughout the state of California and allege that paint manufacturers engaged in a horizontal price fixing conspiracy. The plaintiffs further allege that the manufacturers together with paint distributors engaged in a vertical price fixing conspiracy. Specifically, the plaintiffs allege that manufacturers and distributors agreed not to extend their most favorable pricing terms to the collision repair centers. The court has stayed the vertical price fixing component of the class action pending resolution of the horizontal price fixing allegations.

Consequently there are no pending deadlines or trial dates with respect to us. We believe that the class action is without merit. We intend to vigorously defend our position. At the same time the amount of damages has not been specified.

In the normal course of business we also enter into various guarantees and indemnities in our relationships with suppliers, service providers, customers and others. We do not believe these guarantees and indemnifications will have a material impact on our financial condition or results of operations, although indemnification associated with our actions generally have no dollar limitations.

5. LONG-TERM DEBT

On March 29, 2001, we entered into a $100.0 million senior secured credit facility with a syndicate of banks and a $20.0 million senior subordinated term credit facility with LDI. The senior secured credit facility consisted of a $40.0 million term credit facility and a $60.0 million revolving credit facility. The term credit facility, which expires on

June 30, 2006, requires quarterly principal payments that increase in amount over the term of the loan. Quarterly principal payments began on June 30, 2001, and are $1.5 million per quarter in 2003. The revolving credit facility is limited to the lesser of (1) $60.0 million less letter of credit obligations, or
(2) 80 percent of eligible accounts receivable plus 65 percent of eligible inventory less letter of credit obligations and a reserve for three months facility rent. Principal is due on June 30, 2006. Both the revolving credit and term facilities are subject to interest rates, which fluctuate based on our Leverage Ratio, as defined in the Credit Facility. During the first quarter of 2003, our interest rates were 2.00% over LIBOR (1.34% to 1.76%) or at prime in the case of Floating Rate Advances.

To convert our senior term credit facility from a floating to a fixed interest rate obligation, we entered into interest rate swap agreements with notional amounts of $40.0 million. The weighted average fixed interest rate under these agreements is 5.43%. In order to maintain effectiveness, the quarterly settlement terms of the swap agreements are established to match the interest payments on the term credit facility. The change in the fair value of the interest rate swap was $0.1 million and $0.4 million for the first quarter 2003 and 2002, respectively. The amounts net of tax were recorded in the Accumulated Other Comprehensive Loss section of the Shareholders' Equity.

Concurrent with funding the senior secured credit facility, we repaid our $30.0 million senior subordinated term credit facility and entered into a new $20.0 million senior subordinated term credit facility with LDI. All outstanding principal is due on March 29, 2007, and interest is payable quarterly at a rate of 12.0% per annum.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill did not change for the quarter ended March 31, 2003.

Information regarding the other intangible assets is as follows:

(In thousands)

                                        GROSS CARRYING  ACCUMULATED
Balance as of March 31, 2003                AMOUNT      AMORTIZATION    NET BOOK VALUE
Customer Lists                             $ 4,495         $   917         $ 3,578
Non Compete Agreements                      12,756          11,785             971
Debt Issue Costs                             1,329             515             814
                                           -------         -------         -------
Total                                      $18,580         $13,217         $ 5,363
                                           =======         =======         =======

Amortization lives for intangible assets range from 3 to 6 years.

Total intangible amortization expenses for the three months ended March 31, 2003 and 2002 was $307,000 and $246,000, respectively. Estimated amortization for each of the five succeeding fiscal years based on intangible assets as of December 31, 2002 is expected to be approximately $1,100,000 annually.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

                                                    THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------
(In thousands)                              2003                CHANGE               2002
                                        -------------       --------------       -------------
Net sales                               $      83,495             (0.9%)         $      84,261
                                        -------------       --------------       -------------

Net sales for the first quarter decreased $0.8 million, or 0.9%, due to a "same store" sales decline of approximately 3.5%, partially offset by the full quarter sales effect of prior year acquisitions. We experienced soft market conditions in the industry as a whole. Inclement weather during January and February in the eastern half of the United States impacted demand for automotive paint and related accessories. Many of our customer's collision repair facilities were closed and their operations disrupted. Slow overall economic conditions also impacted sales with minor collision damage repair being delayed or cancelled by many automobile owners. We also continue to be impacted by the longer-term trend of a flat to declining vehicular repair environment and productivity improvements in the use of automotive paints by our customers. Even though these industry dynamics are not expected to reverse in the near term, we continue to focus our efforts on increasing sales and gaining market share.

GROSS MARGIN

                                                    THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------
(In thousands)                              2003                CHANGE               2002
                                        -------------       --------------       -------------
Gross margin                            $      26,707                (1.9%)      $      27,216
Percentage of net sales                         32.0%                                    32.3%
                                        -------------       --------------       -------------

Gross margin decreased $0.5 million, or 1.9%. Lower net sales volume negatively impacted margin by approximately $0.2 million. Gross margin as a percentage of net sales decreased 30 basis points to 32.0%, negatively impacting margin by $0.3 million. This decrease was due primarily to higher shipping and handling costs associated with delivering our products to the customer.

OPERATING EXPENSES

                                                    THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------
(In thousands)                              2003                CHANGE               2002
                                        -------------       --------------       -------------
Operating expenses                      $       9,186                (0.6%)      $       9,244
Percentage of net sales                         11.0%                                    11.0%
                                        -------------       --------------       -------------

Operating expenses consist of wages, facility, and related costs for our branch and distribution locations.

Operating expenses decreased $0.1 million, or 0.6%, and as a percentage of net sales, remained stable at 11.0%. Lower labor costs were offset by higher facility insurance and utility costs.

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES

                                                    THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------
(In thousands)                              2003                CHANGE               2002
                                        -------------       --------------       -------------
Selling, general and
    administrative expenses             $      10,837                 2.4%       $      10,582
Percentage of net sales                         13.0%                                    12.6%
                                        -------------       --------------       -------------

 Selling, general and administrative expenses ("SG&A") consist of costs associated with our corporate support staff, and expenses for commissions, sales, wages, and customer sales support activities.

SG&A expenses increased $0.3 million, or 2.4% due primarily to higher selling expenses. In an effort to increase our sales and market share, we hired additional sales personnel and initiated various sales and marketing programs throughout 2002. These initiatives increased our selling expenses, principally sales labor and marketing expenses. As a percentage of net sales, SG&A expenses increased from 12.6% to 13.0%.

AMORTIZATION OF INTANGIBLE ASSETS

                                                    THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------
(In thousands)                              2003                CHANGE               2002
                                        -------------       --------------       -------------
Amortization of intangible
     assets                             $         307                24.8%       $         246
Percentage of net sales                          0.4%                                     0.3%
                                        -------------       --------------       -------------

Higher amortization expense of $0.1 million, or 24.8%, was due primarily to an increase in customer list amortization associated with prior year acquisitions.

INTEREST EXPENSE

                                                    THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------
(In thousands)                              2003                CHANGE               2002
                                        -------------       --------------       -------------
Interest expense, net                   $       1,718                (6.5%)      $       1,837
Percentage of net sales                          2.1%                                     2.2%
                                        -------------       --------------       -------------

Interest expense decreased $0.1 million, or 6.5%, due primarily to lower effective interest rates. Our effective interest rate was approximately 100 basis points lower in the current quarter compared to the prior year period.

INCOME TAX EXPENSE

                                                    THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------
(In thousands)                              2003                CHANGE               2002
                                        -------------       --------------       -------------
Income tax expense                      $       1,886               (13.6%)      $      2,183
Percentage of net sales                          2.3%                                    2.6%
Effective tax rate                              40.5%                                   41.1%
                                        -------------       --------------       -------------

Income tax expense decreased $0.3 million, or 13.6%, as a result of lower income before income taxes and a slightly lower effective tax rate.

NET INCOME AND INCOME PER SHARE

                                                    THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------
(In thousands, except per share data)       2003                CHANGE               2002
                                        -------------       --------------       -------------
Net income                              $       2,773               (11.2%)      $      3,124
Percentage of net sales                          3.3%                                    3.7%
Net income per share - Diluted          $        0.35                            $       0.40
                                        -------------       --------------       -------------

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                                                               MARCH 31,            DECEMBER 31,
                                                                               2003                   2002
                                                                          ---------------       ----------------
Working capital                                                           $        46,878       $         61,271
Long-term debt                                                            $        70,222       $         88,726
                                                                          ---------------       ----------------

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------------------
(In thousands)                                                                  2003                  2002
                                                                          ---------------       ----------------
Cash provided (used) by operating activities                              $         19,451      $         (2,225)
Cash used in investing activities                                         $          (163)      $           (546)
Cash provided by (used in) financing activities                           $       (17,994)      $          2,776
                                                                          ---------------       ----------------

Our primary sources of funds are from operations and borrowings under our credit facilities. Our principal uses of cash are to fund working capital, capital expenditures, acquisitions, and the repayment of outstanding borrowings.

Operating activities in the first quarter of 2003 generated $19.5 million of net cash compared with $2.2 million of net cash used in the prior year period. This increase was the result of a positive change in operating assets and liabilities, primarily inventories and accounts payable and other liabilities. For the comparable first quarter periods, differences in payment terms between years on large year-end inventory purchases impacted cash used by accounts payable and other liabilities. Reductions in inventories purchased under the year-end purchase programs led to the cash generated from decreased inventory levels.

Net cash used in investing activities was $0.2 million in the first quarter of 2003, compared to $0.5 million in the prior year period due to decreased expenditures for the purchase of fixed assets and acquisitions. We estimate that capital expenditures for 2003, principally for information technology equipment, will approximate $2.1 million.

Cash generated by operating activities, principally working capital, allowed us to repay approximately $18.0 million of debt during the first quarter of 2003. In the prior year period, proceeds from borrowings were used to fund operating and investing activities.

Total capitalization at March 31, 2003, was $157.5 million, comprised of $78.2 million of debt and $79.3 million of equity. Debt as a percentage of total capitalization was 49.7% at March 31, 2003 compared to 55.8% at December 31, 2002.

At March 31, 2003, we had outstanding term credit and revolving credit facilities totaling $52.9 million and senior subordinated debt of $19.9 million. We were in compliance with the covenants underlying these credit facilities, and had estimated availability under our revolving credit facilities of $27.2 million, based upon the March 31, 2003 borrowing base calculation.

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

Allowance for Consigned Inventory - We routinely consign inventory with our customers to attract and retain their business. The consigned inventory is an asset on our balance sheet. Upon termination of the customer relationship, the inventory is either returned to us or paid for by the customer. We periodically review the realizable value of the consigned inventory by following a detailed process that entails verifying that the customer's business relationship exists at a level to justify the consigned inventory balance. A reserve has been established to reduce the consigned inventory balance to its estimated net realizable value.

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

Reserve for Obsolete Inventory - Our estimate of the reserve for obsolete inventory is based on historical product usage information. Changes in the rate of introduction of new products by our suppliers, our ability to return excess inventory to vendors, and our ability to sell excess inventory could materially change these estimates.

Deferred Charges - To attract and retain business, we will occasionally provide paint related equipment and/or make upfront cash investments in lieu of discounts with our customers. In consideration for these investments, our customers make multi-year purchase commitments that include liquidated damages in the event that the customer breaches the commitment. These investments are capitalized and amortized over the commitment period or thirty-six months, whichever is shorter. The amortization is reflected as a reduction of the selling price of the product and is reported as an offset to revenue.

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

For additional information on FinishMaster, visit our website at http://www.finishmaster.com/ or Corporate News on the Net at http://www.businesswire.com/companyspecific

ITEM 3
CONTROLS AND PROCEDURES

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

PART II -- OTHER INFORMATION

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

     10.3         First Amendment to the FinishMaster, Inc. Deferred Compensation
                  Plan dated January 1, 2002 (previously filed with Form 10-K dated
                  March 28, 2002)

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

       99(c)      Second Amendment to Credit Agreement dated as of December 23, 2002, among FinishMaster, Inc., the Institutions from Time to Time
                  Parties Thereto as Lenders and National City Bank of Indiana, as
                  Agent (previously filed with Form 10-K dated March 28, 2002)

       99(d) Subordinated Note Agreement, dated as of March 29, 2001, by and between FinishMaster, Inc. and LDI, Ltd. (previously filed with
                  Form 10-Q dated May 14, 2001)

       99.1       Certification

(b) Reports on Form 8-K. There were no reports on Form 8-K filed in the quarter ended March 31, 2003.


*filed herein

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2003                  FINISHMASTER, INC.

                                   By: /s/ Andre B. Lacy
                                      -----------------------
                                   Andre B. Lacy
                                   Chief Executive Officer

                                   By: /s/ Robert R. Millard
                                      -----------------------
                                   Robert R. Millard
                                   Senior Vice President and
                                   Chief Financial Officer

[GRAPHIC: This graphic shows where each of the funds in the Ultra Series Fund, in addition to other types of investments, fall on a curve that depicts the risk taken for the gain potential. The x-axis is labelled "Long-Term Potential for Gains;" the y-axis is labelled "Short-Term Risk (Volatility of Returns)".]
                                  CERTIFICATION

I, Andre B. Lacy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of FinishMaster, Inc.;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:    May 6, 2003               /s/ Andre B. Lacy
                                        -----------------
                                        Andre B. Lacy
                                        Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Robert R. Millard, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of FinishMaster, Inc.:

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

     Date:    May 6, 2003               /s/ Robert R. Millard
                                        ---------------------
                                        Robert R. Millard
                                        Senior Vice President and Chief
                                        Financial Officer